Form 10-Q
period 1996-03-31
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1996-05-15
CIK 875428

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

                         (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
March 31, 1996.
                             or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File Number:  0-21070

        International Tourist Entertainment Corporation
    --------------------------------------------------------
     (Exact name of registrant as specified in its charter)

      U.S. Virgin Islands                     66-0426648
- -----------------------------               --------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)             Identification No.)

7030 Park Centre Drive, Salt Lake City, Utah         84121
- --------------------------------------------       ----------
(Address of principal executive offices)           (ZIP Code)

                      (801) 566-9000
      ---------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                1.    X   Yes            No
                    -----         ------
                2.    X   Yes            No
                    -----         ------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is:

       Class                    Outstanding at March 31, 1996
- -----------------------------   -----------------------------
Common Stock, $.001 Par Value         6,359,985 shares

       INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                      TABLE OF CONTENTS






PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

                                                  Page Number
Condensed Balance Sheets
   March 31, 1996 and June 30, 1995 . . . . . . . . . . . .1


Condensed Statements of Operations
   Three and Nine Months Ended March 31, 1996
   and March 31, 1995 . . . . . . . . . . . . . . . . . . .2


Condensed Statement of Stockholders' Equity
   Nine Months Ended March 31, 1996 . . . . . . . . . . . .3


Condensed Statements of Cash Flows
   Nine Months Ended March 31, 1996,
   and March 31, 1995 . . . . . . . . . . . . . . . . . . .4


Notes to Condensed Financial Statements . . . . . . . . . .5


Item 2.  Management's Discussion and Analysis
    of Financial Condition and Results of Operations. . . .7


Part II.   OTHER INFORMATION. . . . . . . . . . . . . . . .9

     INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                  Condensed Balance Sheets
                        (Unaudited)





                                                              March 31         June 30
                  ASSETS                                        1996            1995
                  ------                                    -------------   ------------
Current assets:
   Cash and cash equivalents                               $     154,273        163,587
   Receivables                                                     8,018         19,573
   Deposits                                                        8,650          8,264
   Inventories                                                    73,898        120,002
   Prepaid  expenses                                              39,630         54,884
   Prepaid leases-current                                        166,915        166,915
   Current portion of notes receivable - tenants                   4,899         21,579
                                                            -------------   ------------
         Total current assets                                    456,283        554,804

Prepaid leases-non current                                     1,591,119      1,716,305
Notes receivable-tenants                                           8,452         14,682
Film development costs, net of amortization of
   $452,890 in March and $148,151 in June                      3,692,475      3,983,939

Property and equipment, at cost                                7,967,987      7,793,623
     Less accumulated depreciation                               707,355        484,959
                                                              -----------   ------------
         Net property and equipment                            7,260,632      7,308,664
Debenture issuance costs, net of amortization
   of $56,186 in March and $39,855 in June                       264,921        281,252
                                                              -----------   ------------

         TOTAL ASSETS                                      $  13,273,882     13,859,646
                                                              ===========   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
   Accounts payable                                        $   1,168,022        871,376
   Accrued expenses                                              636,583        351,387
   Current installments of capital lease obligations              27,406         24,068
   Notes payable and current installments of long-term debt      818,768        690,257
   Notes payable to related parties                              508,824        528,824
                                                              -----------    -----------
         Total current liabilities                             3,159,603      2,465,912
Long-term debt, excluding current installments:
   Capital lease obligations                                      25,054         28,234
   Credit facility, notes, and mortgages payable               3,970,160      4,077,970
   10% Convertible debenture, due June 1, 2008                 2,055,000      2,055,000
Accrued rent land lease-non current                              154,956        112,696
Security deposits                                                 27,800         17,950

Stockholders' equity
   Preferred stock, $.001 par value.  Authorized 5,000,000
      shares,  issued and outstanding 212,613 shares in March
      and June (liquidation value $2,150,678)                        213            213
   Common stock, $.001 par value.  Authorized 40,000,000
      shares, issued and outstanding 6,359,985 shares in March
      and June                                                     6,360          6,360
   Additional paid-in capital                                  9,412,009      9,574,416
   Accumulated deficit                                        (5,537,273)    (4,479,105)
                                                              -----------    -----------
         Net stockholders' equity                              3,881,309      5,101,884
                                                              -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  13,273,882     13,859,646
                                                              ===========    ===========

         See accompanying notes to condensed financial statements.

              INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                     Condensed Statements of Operations
                                 (Unaudited)

                                                            Three Months Ended               Nine Months Ended
                                                                 March 31                         March 31
                                                          1996             1995             1996            1995
                                                       -----------      -----------      -----------     -----------

Revenue:
 Theater admissions                               $       178,157         230,253        1,322,328       1,295,389
 Restaurant, concession and retail sales                  153,830          45,880        1,229,301         266,943
 Retail rental income                                      58,001          76,510          238,639         301,411
                                                       ------------     -----------     -----------     -----------
                                                          389,988         352,643        2,790,268       1,863,743
Costs and expenses:
 Direct exhibition expenses                                52,259          67,711          196,892         277,453
 Direct restaurant, concession and retail costs            78,826          22,969          451,488         125,082
 Other operating expenses                                  77,162          98,844          318,453         357,626
 Selling, general and administrative expenses:
  Salaries and wages                                      198,101         150,127          831,868         443,256
  Advertising                                              43,346          96,230          215,861         277,675
  Depreciation and amortization                           183,865          97,013          547,693         282,679
  Occupancy                                                63,298          38,424          222,934         179,277
  Write off of deferred stock offering costs                    0          10,770                0         127,237
  Other                                                   163,730         189,068          498,213         439,696
                                                        -----------     -----------     -----------     -----------
                                                          860,587         771,156        3,283,402       2,509,981
                                                        -----------     -----------     -----------     -----------
  Operating income (loss)                                (470,599)       (418,513)        (493,134)       (646,238)

Other income (expense):
 Interest income                                              709           3,048            5,782           6,670
 Gain on sale of fixed assets                                   0               0              450               0
 Interest expense                                        (176,824)       (148,965)        (546,060)       (409,432)
 Interest expense on loans from related parties           (11,902)         (7,013)         (25,206)        (17,994)
                                                       ------------    ------------     ------------    ------------
  Other income (expense), net                            (188,017)       (152,930)        (565,034)       (420,756)


  Net loss                                               (658,616)       (571,443)      (1,058,168)     (1,066,994)

Less accrued series B preferred stock dividends           (53,742)              0         (162,407)              0
                                                      -------------    ------------    -------------   -------------

  Loss applicable to common stock                 $      (712,358)       (571,443)      (1,220,575)     (1,066,994)
                                                      =============    ============    =============   =============


Net loss per common share                         $         (0.11)          (0.09)           (0.19)          (0.17)
                                                      =============    ============    =============   =============
Weighted average common
   shares outstanding                                   6,359,985       6,359,995        6,359,985       6,359,995


See accompanying notes to condensed financial statements.

                INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                  Condensed Statement of Stockholders' Equity
                       Nine Months Ended March 31, 1996
                                  (Unaudited)

                                                        Additional                       Net
                                   Preferred  Common     paid-in     Accumulated    stockholders'
                                     Stock     stock     capital       Deficit         equity
                                   ---------- -------   ----------   -----------    ------------
Balances at June 30, 1995          $    213     6,360    9,574,416     (4,479,105)      5,101,884


Dividend accrued on
  Series B preferred stock                0         0     (162,407)             0        (162,407)


Net loss                                  0         0            0     (1,058,168)     (1,058,168)
                                    --------   -------   ----------    -----------     -----------
Balance, March 31, 1996            $    213     6,360    9,412,009     (5,537,273)      3,881,309
                                    ========   =======   ==========    ===========     ===========

























See accompanying notes to condensed financial statements.

                     INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                           Condensed Statements of Cash Flows
                                       (Unaudited)

                                                                                  Nine Months Ended
                                                                                       March 31,
                                                                                1996            1995
                                                                            ------------     ----------
Cash flows from operating activities:
   Net loss                                                               $  (1,058,168)     (1,066,994)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                             547,693         282,679
      Write off of deferred stock offering costs                                      0         127,237
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables and notes receivable-tenants          34,465          57,934
        Decrease (increase) in inventories                                       46,104         (15,031)
        Decrease (increase) in deposits and prepaid expenses                     14,868          (8,498)
        Decrease (increase) in prepaid leases                                   125,186         124,960
        Increase (decrease) in accounts payable and other accrued expenses      461,694         644,620
        Increase (decrease) in other operating liabilities                        9,850          (1,000)
                                                                              ----------     -----------
                         Net cash provided by (used in) operating activities    181,692         145,907

Cash flows from investing activities:
   Capital expenditures                                                        (163,636)     (1,225,899)
   Proceeds from sale of fixed assets                                             5,951               0
                                                                              ----------     -----------
                         Net cash provided by (used in) investing activities   (157,685)     (1,225,899)

Cash flows from financing activities:
   Principal payments under capital lease obligations                           (13,218)        (14,228)
   Principal payments on long-term debt                                        (120,103)        192,060
   Proceeds from mortgage loan and note payable                                 100,000         587,099
   Proceeds from issuance of bridge financing notes                                   0         500,000
   Conversion of bridge financing notes to Series A preferred stock                   0        (300,000)
   Proceeds from issuance of Series B preferred stock                                 0         331,910
   Payment of deferred stock offering costs                                           0        (222,215)
                                                                              ----------      ----------
                        Net cash provided by (used in) financing activities     (33,321)      1,074,626
                                                                              ----------      ----------

Increase (decrease) in cash and cash equivalents                                 (9,314)         (5,366)

Cash and cash equivalents at beginning of period                                163,587         186,632
                                                                              ----------      ----------

Cash and cash equivalents at end of period                                 $    154,273         181,266
                                                                              ==========      ==========



Supplemental cash flow information:
  Cash paid during the period for interest (net of amount capitalized)          304,819         416,828

Supplemental disclosure of non-cash investing and financing activities:
  Capital lease obligations incurred for property and equipment                  11,013          29,783
  Short-term notes payable and long-term debt incurred for fixed assets          20,804       2,393,042
  Accrual of dividends on Series B preferred stock                              162,407           1,771

See accompanying notes to condensed financial statements.

                INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                    Notes to Condensed Financial Statements
                                  March 31, 1996
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND BANKRUPTCY FILING

International Tourist Entertainment Corporation (the "Company") commenced operations in October 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the years ended June 30, 1995, 1994 and 1993 as filed with the Securities and Exchange Commission.

On January 25, 1996, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing was a proposed sale of substantially all of the Company's assets to a third party. Subsequently, the offer from this third party was withdrawn.

As a result of the bankruptcy filing, there will likely be an impairment of the value of the Company's assets. Management does not have sufficient information to make a determination of the extent of such impairment, however, once a determination is made, the appropriate write downs of existing assets will be recognized.


NOTE 2.  NET LOSS PER SHARE

For all periods presented, the Company's loss per share is based on the weighted average number of common shares outstanding. Common share equivalents resulting from options or warrants outstanding during the periods have not been included as they are antidilutive.

NOTE 3.  AMORTIZATION

Amounts amortized for prepaid leases and deferred debenture costs at March 31, were:

                                   Nine Months 1996    Nine Months 1995
                                   ----------------    ----------------
      Prepaid land lease               $37,963	              $37,963
      Prepaid equipment lease           87,223	               87,671
      Deferred debenture costs          16,331                27,812

NOTE 4. NOTES PAYABLE

Included in short-term notes payable is $480,000 interim financing for the Branson theme film borrowed from Scotia Bank, U.S. Virgin Islands with interest at the bank's base rate plus 3 percent as of March 31, 1996 and secured by the Company's real estate in St. Thomas. The note was due November 30, 1995. The Company is delinquent in payments and has received a default notice.

Also included in short-term notes payable is $100,000 due to Destination Cinema, borrowed during the bankruptcy with interest at the Wall Street Journal prime rate plus 2 percent (10.25 percent at March 31, 1996) and was due April 30, 1996. ITEC plans to repay Destination Cinema with funds received from a replacement "debtor in possession" loan which it is currently in process of negotiating.

Additionally, $280,000 borrowed for the production of the Branson theme film is due to a director of the Company. A promissory note of $228,824 is also due to Dynatronics Corporation, an affiliate of the Company. These promissory notes are both short-term notes with interest payable at 10 percent.


NOTE 5.  LONG-TERM DEBT

Long-term debt included the following:

                                          March 31,         June 30,
                                            1996              1995
                                         -----------       ----------
    Credit facility on theater complex    $3,462,663        3,500,000
    Promissory notes                       1,155,472        1,095,033
    Mortgage loans on other property         170,793          173,194
                                         -----------       ----------
       Total long-term debt                4,788,928        4,768,227
    Less current installments                818,768          690,257
                                         -----------       ----------
       Long-term debt, excluding
       current installments               $3,970,160        4,077,970
                                          ==========       ==========

Included in promissory notes above is an outstanding balance of $475,996 borrowed from Zions Bank, Utah as interim financing for the Branson theme film with interest at the bank's index rate plus 1/2 percent (8.75% at 3-31-96). This long-term note has a maturity date of August 30, 2000. Repayment has been guaranteed by Dynatronics Corporation, an affiliate of the Company. The Company defaulted on this note and has been charged an additional default interest rate of 3 percent since February, 1996. Pursuant to the guarantee, Dynatronics repaid the note with interest and other loan charges on April 30, 1996, and is now the holder of the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

ITEC Attractions (the trade name of the Company) began operations with the opening of its first giant screen theater and mall facility in Branson, Missouri in October, 1993. This facility is known as the OZARKS DISCOVERY IMAX THEATER AND MALL. It contains a 532 seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. In addition, the facility includes an enclosed shopping mall with approximately 22,000 square feet of leasable retail space. MCFARLAIN'S, a family restaurant has been owned and operated by the Company since May 1, 1995. Fifteen shops, restaurants and kiosks are currently leased to third parties. One kiosk in the mall is owned and operated by the Company. The retail store Gingerbread Kids which was owned by the Company was closed during the reporting quarter.

During the reporting quarter the Company continued to show increases in revenues over the preceding year due entirely to increased revenue in the restaurant. However, because of the heavy short term debt incurred during the past 18 months, revenues were not sufficient to cover all costs of the Company. As a result, on January 25, 1996, the Company found it necessary to file for protection under Chapter 11 of the U.S. Bankruptcy Code which calls for a reorganization of the Company. The Company is working with various potential buyers of its assets. However, it is anticipated that the results from any sale of assets will not generate any proceeds for distribution to equity holders.

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 1996 were $389,988 as compared with $352,643 for the same quarter the previous year. The increase in revenue from the addition of the restaurant was offset by decreases in revenue from theater admissions and retail rental income. Decreases in theater admissions for the reporting quarter were attributable to two main factors:
first, the publicity regarding the Chapter 11 bankruptcy filing had a negative effect on theater attendance, and second, the visitor traffic to Branson was generally down and impacted all venues in the area. Revenues for the reporting quarter were comprised of ticket sales (45.7%), restaurant sales, concession and retail sales (39.4%) and retail rental income (14.9%). Revenues for the nine month period ended March 31, 1996 were $2,790,268 as compared to $1,863,743 in the prior year period. This increase is primarily related to the addition of the restaurant operation on May 1, 1995.

During the quarter ended March 31, 1995, the Company recorded rent receipts from Frontier Pies Restaurant. Since the Company began operating the restaurant it has not recorded rental income on the restaurant space, which would otherwise have been approximately $19,200.

Costs and expenses were $860,587 for the reporting quarter and $3,283,402 for the nine months ended March 31, 1996 as compared to expenses of $771,156 and $2,509,981 respectively for comparable periods of the previous year. Costs were up primarily due to the addition of the restaurant and increased depreciation. Depreciation increased $86,852 during the reporting quarter as the Company has produced and now exhibits its own film, the costs of which have been capitalized and are being depreciated.

The operating loss for the reporting quarter was $470,599 as compared to $418,513 in the same quarter of the prior year. Increased costs from operating the restaurant during the off season and the increased depreciation on the film as explained above, together with decreases in ticket sales and retail rental income were the main reasons for the increased losses.
The operating loss for the nine month period ended March 31, 1996 equalled $493,134 as compared to $646,238 in the prior year period. The contributing factor for the differential in the nine month operating loss was the write-off of approximately $127,000 of deferred stock offering costs in fiscal 1995 associated with the conversion of certain debentures to preferred stock.

Interest expense increased by $27,859 for the quarter ended March 31, 1996 and by $136,628 for the nine month period as compared to the comparable periods of the prior year. The primary reason for the difference in interest expense is the increased interest on the short-term debt financing for the Company's new theme film, "Ozarks: Legacy and Legend".

The net loss in the reporting quarter was $658,616 compared to a net loss of $571,443 in the same quarter of the previous year. The net loss for the nine month period ended March 31, 1996 was $1,058,168 as compared to $1,066,994 in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets as of March 31, 1996 were $456,283 as compared to $554,804 at June 30, 1995. The Company's current ratio at March 31, 1996 was .14 to 1 as compared to .22 to 1 at June 30, 1995. The Company's total current liabilities at

March 31, 1996 were $3,159,603 as compared to $2,465,912 at
June 30, 1995. This increase is directly related to the Company's delaying of payments to creditors under the bankruptcy.

The Company had a working capital deficit of $2,703,320 and $1,911,108 at March 31, 1996 and June 30, 1995 respectively. The Company's working capital deficit position arises partially from operating losses. Additionally, the Company expended over $3.2 million to produce the theme film for the Branson Theater and incurred approximately $270,000 in costs to finalize architecture work necessary to commence construction on the St. Thomas complex. The Company made these expenditures in anticipation of additional equity financing during fiscal 1995. However, the equity financing was not realized.

Several factors contributed to the Company's financial problems, including:

1) The Company did not achieve its original projections for attendance and revenue at the Branson facility.

2) The Company was structured to be a multi-facility business. The general overhead has been too great for one facility to bear, with the levels of revenue which have been achieved.

3) The failed secondary public offering and associated plans resulted in $400,000 of additional costs. The Company borrowed $1,750,000 to finish the production of the Ozarks film, which borrowings were expected to be reimbursed from the secondary offering but were not.

4) The Company continued to carry some expenses during calendar 1995 relating to St. Thomas in anticipation of a merger or joint venture. However, with the hurricane in the third quarter which caused damage to much of the island of St. Thomas, the proposed development of the Company's second facility was delayed indefinitely. The costs relating to the proposed joint venture added to the financial burden of the Company.

Due to the financial problems outlined above, the Company filed its reorganization petition and is working with various potential buyers for its assets.

RT II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          Except for the bankruptcy filing described above, there are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject which require disclosure in this statement.

Item 2.   Changes in Securities
          ---------------------

          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          During the quarter ended December 31, 1995, the Company defaulted on its $3,500,000 first mortgage loan from Boatmen's Bank and on its $2,055,000 second mortgage loan from debentureholders. These loans are secured by the Company's Branson facility.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not applicable.

Item 5.   Other Information
          -----------------

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          A) Exhibits:
          4.1 Specimen Certificate for the common stock of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-1,
          Registration No. 33-48630)

          4.2 Specimen Certificate for the Series A Warrant of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-1,
          Registration No. 33-48630)

          4.3 Warrant agreement dated August 19, 1992
          (incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended
          December 31, 1992, Commission File No. 0-21070)

          4.4 Indenture dated September 1, 1993 for the Registrant's 10% Convertible Debentures due June 1, 2008 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993, Commission File No. 0-21070)

          B) No Reports on Form 8-K have been filed during the quarter for which this report is filed.



     THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERNATIONAL TOURIST
                              ---------------------
                              ENTERTAINMENT CORPORATION
                              -------------------------
                              Registrant




Date   5/14/96                /s/ Kelvyn H. Cullimore
     --------------           -------------------------
                              Kelvyn H. Cullimore
                              President
                              Chief Executive Officer
                              Duly Authorized Officer



Date   5/14/96                /s/ Keith E. Turner
     ---------------          -------------------------
                              Keith E. Turner
                              Treasurer
                              Principal Financial Officer and
                              Chief Accounting Officer