Form 10-Q/A
period 1996-03-31
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1996-06-27
CIK 875428

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

                       Amendment No. 1


                         (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
March 31, 1996.
                             or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from
- ------------ to ------------

Commission File Number:  0-21070

       International Tourist Entertainment Corporation
    -----------------------------------------------------
   (Exact name of registrant as specified in its charter)

      U.S. Virgin Islands                       66-0426648
- -------------------------------            -------------------
(State or other jurisdiction of               (IRS Employer
incorporation or organization)             Identification No.)

7030 Park Centre Drive, Salt Lake City, Utah        84121
- --------------------------------------------    -------------
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


                              INTERNATIONAL TOURIST
                              -------------------------
                              ENTERTAINMENT CORPORATION
                              -------------------------
                                    Registrant



Date    June 26, 1996         /s/ Kelvyn H. Cullimore
     --------------------     ----------------------------
                              Kelvyn H. Cullimore
                              President
                              Chief Executive Officer
                              Duly Authorized Officer



Date    June 26, 1996         /s/ Keith E. Turner
     ---------------------    -----------------------------
                              Keith E. Turner
                              Treasurer
                              Principal Financial Officer and
                              Chief Accounting Officer