Form 10-K
period 1996-06-30
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1997-06-16
CIK 875428

                      	UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        	FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ____________.

                  Commission file number 0-21070

          INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

   U.S. Virgin Islands  	    	       66-0426648
 ----------------------    ---------------------------------
(State of Incorporation)	  (IRS Employer Identification No.)

                      	7030 Park Centre Drive
                    	Salt Lake City, Utah  84121
                           (801) 566-9000

Securities registered pursuant to Section 12(b) of the Act:  None
   Securities registered pursuant to Section 12(g) of the Act:
	                    Common Stock, $.001 par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                    (1) Yes              No    X
                            -------         -------
                    (2) Yes    X         No
                            -------         -------


Check if there is no disclosure of delinquent filers
pursuant to Item 405 of Regulation S-B contained in this
form, and no disclosure will be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.       X
                                                       ----

The registrant's revenues for its most recent fiscal year were $4,067,089.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $412,848 as of May 27, 1997, computed by reference to the price of which the stock was sold, or the average bid and asked prices of such stock.

Check whether the issuer has filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act
after the distribution of securities under a plan confirmed
by a court.  Yes              No     X   .
                 -------         --------

The number of shares outstanding of each of the registrant's classes of common stock as of May 27, 1997:

     	Class								                  Shares Outstanding
      -----                          ------------------
Common Stock, $.001 par value						       6,015,397

Exhibit index at page 14.

Transitional Small Business Disclosure Format (check one):
Yes             No     X   .
     ---------     --------

                             PART I

Item 1.	Description of Business
        -----------------------

   	International Tourist Entertainment Corporation, a U.S.
Virgin Islands corporation, was incorporated June 3, 1986, to develop, finance, own and operate destination, giant screen theaters and associated amenities in popular tourist locations.

   	The Company owns and operates a giant screen theater, restaurant and mall facility in Branson, Missouri. The
Branson facility was constructed in 1993 and commenced operations on October 8, 1993. The Branson facility consists of an IMAX giant screen theater, retail space, a full-service restaurant, other food concessions and related amenities.

   	The Company has produced and owns a giant screen theme film entitled "Ozarks: Legacy and Legend." The theme film premiered on April 28, 1995 at the Branson facility and is exhibited regularly there. The Company also rents giant screen films from third parties for exhibition at its Branson facility.

   	Revenue from the Branson facility is generated from three primary sources: (1) ticket sales for admission to the giant screen theater; (2) lease of retail space; (3) operation of restaurant facilities, and retail shops and concessions owned by the Company in the Branson facility.

   	On January 25, 1996, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, Case No. 96-60122-S-11 (Chapter 11), with the United States Bankruptcy Court, Western District of Missouri, Southern Division. On December 18, 1996, the Company filed its Second Amended Plan of Reorganization Dated December 18, 1996 (the "Plan of Reorganization") and its Second Amended Disclosure Statement in Support of Proposed Debtor's Second Amended Plan of Reorganization Dated December 18, 1996 (the "Disclosure Statement") with the United States Bankruptcy Court. On February 6, 1997, an Order Confirming the Plan of Reorganization was entered by the United States Bankruptcy Court in the matter of In Re: International Tourist Entertainment Corporation, Debtor and Debtor-in-Possession.

   	The Plan of Reorganization provides for the reorganization of the Company. The terms of the reorganization provide for (i) the payment in full of priority, administrative and tax claims, (ii) the modification of the Boatmen's Bank secured claim, (iii) settlement of the Bank of Nova Scotia secured claim by delivery of the St. Thomas, U.S. Virgin Islands property of the Company to the Bank of Nova Scotia, (iv) the performance of the Great Southern mortgage obligation on a condominium owned by the Company in accordance with its terms, (v) debentureholders may elect to receive cash in the amount of 12 1/2% of their claims and one-half share of the common stock of the Company for each $10.00 of their claim; or cash in the amount of 10% of their claims and one and one-half shares of the common stock of the Company for each $10.00 of their claim, (vi) creditors with Allowed Unsecured Claims may elect to receive cash in the amount of 12 1/2% of their Allowed Unsecured Claims; or cash in the amount of 10% of their Allowed Unsecured Claims and one share of the common stock of the Company for each $10.00 in debt, (vii) preferred shareholders will receive .8 shares of the common stock of the Company for each share of preferred stock held by them, rounded to the nearest whole share, and
(viii) common shareholders will receive 1 share of the common stock of the Company for each 10 shares of common stock held by them pre-petition, rounded to the nearest whole share.

   	The Plan of Reorganization is to be capitalized with a $1.2 million investment of additional cash. The first installment of $600,000 was delivered to the Company on or about February 24, 1997 by Mr. Paul M. Bluto for which he received approximately 4,433,490 shares of the common stock of the Company. The second installment of $600,000 will be provided to the Company from proceeds of a private placement of the Company's common stock on or before September 10, 1997.

   	Mr. Paul M. Bluto has agreed that at the conclusion of the offering period he will purchase unsold Units in such amount that the total proceeds of the offering to the Company will be at least $600,000. Investors in this private placement will receive 2,000,000 shares of the common stock of the Company and warrants to purchase 2,000,000 shares of the common stock of the Company.

Branson Facility
----------------

   	The total size of the Branson facility is approximately 60,000 square feet. The main feature of this facility is a 532 seat IMAX giant screen theater. The theater's screen is approximately 62 feet high by 83 feet wide. In addition to the theater, the Branson facility contains a lobby area and retail shopping space with approximately 22,000 square feet of leasable retail and restaurant space and approximately 2,000 square feet of leasable office space. The Company owns and operates a 370 seat full service family restaurant under the name "McFarlain's" at the Branson facility.

Giant Screen Film and Projection Format
---------------------------------------

   	The Company's giant screen theater is designed to take advantage of the IMAX film and projection format. The giant screen film format is up to ten times larger than the 35mm film used in the typical movie theater. It is projected in a specially designed giant screen theater, configured with amphitheater style seating, using a special projection system. The projected image fills a screen that is five to seven stories high and is complemented with a digital sound system. The result is that these giant screen films can be displayed with great clarity at much larger than usual viewing size, bringing the viewer "into" the film action on the screen.

   	The Company's theme film is produced in a giant screen film format. The Company has leased a giant screen projection system, sound system and projection screen for its Branson facility from Imax Corporation. The System Lease Agreement is dated August 1, 1993 and is between the Company and Imax Corporation. The lease is for an initial term of ten years, renewable for an additional ten year term at the election of the Company. The lease generally provides for an initial payment of rents in the amount of $1,200,000, and a royalty percentage based upon net theater ticket revenues.

Competition
-----------

   	The Company operates a single facility in Branson, Missouri providing entertainment to tourists. The Company must compete with other entertainment attractions in the Branson area for tourists which visit the Branson area and the Company will also be impacted by the competitive draw of Branson in relation to other locations.

   	Branson has many live performance theaters with presentations based on country music and other popular music themes. These theaters generally operate from May through mid-December, although more and more of these are also offering a limited performance schedule in March and April. On average, a theater operates two performances each day, for six days a week, during the peak season, but may offer only one performance per day or reduce the number of days per week during slower months. Seasonality will cause a definite business cycle within each year for the Company's Branson facility.

   	The major attraction in Branson is Silver Dollar City which is an amusement park with an 1890's theme and attracts almost 2 million visitors each year. Several other attractions exist in Branson, including water parks, family amusements and activities related to the lakes in the region. The Company has entered into cross promotion arrangements with Silver Dollar City and with several of the major entertainers in Branson. The Company's Branson facility is now listed in all major tour guides and publications for the Branson area.

Employees
---------
	   At May 31, 1997, the Company had approximately 126 employees, almost all of which work at the Company's Branson facility, in the theater and the restaurant. At June 30, 1996 and 1995, the Company had approximately 103 employees and 82 employees, respectively.

Item 2.  Description of Property
         -----------------------

   	The Company entered into a 50 year ground lease in July 1993 for the 5.5 acre site on which its Branson facility is located. The Company has prepaid the first 20 years of the lease with a payment of $1,025,000. Commencing in the 21st year of the lease, the annual lease payment will be $145,000, adjusted to reflect inflationary increases.

   	The Company completed the construction of its Branson facility in 1993 on the 5.5 acre site leased by the Company. The Company owns the Branson facility subject to a mortgage in the principal amount of approximately $3,500,000 in favor of Boatmen's Bank of Southern Missouri.

   	The Company owns a condominium in Branson, Missouri which it acquired in 1994 for $148,000 and which is subject to a mortgage at June 30, 1996 in the principal amount of $111,297 in favor of Great Southern with monthly payments of $975. The condominium is used as a residence by the Company's president, Mr. Cullimore.

   	The Company owned a two and one-half acre site on St. Thomas which was the planned location of a giant screen complex. Pursuant to the Plan of Reorganization, the Company has conveyed the property to the Bank of Nova Scotia, which held a mortgage on the property in the principal amount of $480,000 at June 30, 1996, in full satisfaction of the Company's obligation to the bank.

   	The Company owns no other real properties.

   	The Company produced and owns the giant screen theme film "Ozarks: Legacy and Legend."

   	The Company has registered the service mark "ITEC
Attractions" with the U.S. Patent and Trademark Office and has submitted applications to register the service marks "Ozarks
Discovery" and "McFarlain's."

   	The properties and facilities of the Company are deemed adequate and suitable for its operations.

Item 3.  Legal Proceedings
         -----------------

   	Other than the bankruptcy proceeding described above, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

   	No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

   	In December 1996, subsequent to the filing of the Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court, the Company solicited and obtained approvals of its creditors and security holders for the Plan of Reorganization.

                            PART II

Item 5.	Market for the Company's Common Equity and Related
Stockholder Matters

(a)  Market Information. Prior to February 1996, the
Company's common stock was reported on the NASDAQ
System. Since February 1996, trading in the Company's common stock has been limited and sporadic. The
Company's common stock may be traded in the over-the-counter market. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table shows the range of high and low bid information available to the Company for the Company's common stock for the quarterly periods indicated. The prices in the table have been adjusted to give effect to the implementation of the Company's Plan of Reorganization. The common stock was first publicly traded in December 1992.

                                        		      High     	 Low
                                               -----      -----

1st Quarter (July 1994 - September 1994)	      $0.68     	$0.35
2nd Quarter (October 1994 - December 1994)    	 0.38     	 0.20
3rd Quarter (January 1995 - March 1995)       	 0.28      	0.15
4th Quarter (April 1995 - June 1995)           	0.18      	0.08

1st Quarter (July 1995 - September 1995)       	0.14     	 0.06
2nd Quarter (October 1995 - December 1995)    	 0.13      	0.01
3rd Quarter (January 1996 - March 1996)        	0.02      	0.00
4th Quarter (April 1996 - June 1996)           	0.00      	0.00

1st Quarter (July 1996 - September 1996)       	0.00     	 0.00
2nd Quarter (October 1996 - December 1996)    	 0.00      	0.00
3rd Quarter (January 1997 - March 1997)        	0.00      	0.00

	(b) Holders. The approximate number of record holders as of May 27, 1997 of the Company's common stock, $.001 par value, was 344.

	(c) Dividends. The Company has not paid cash dividends on its common stock during the past two fiscal years. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business.

  	The Company's loan agreement with Boatmen's Bank of Southern Missouri restricts the payment of dividends to an amount not exceeding the Company's net profits plus depreciation plus interest expense, less 1.25 times the Company's annual principal and interest payments unless otherwise agreed to by Boatmen's Bank of Southern Missouri.

Recent Sales of Unregistered Securities
---------------------------------------

  	Commencing January 26, 1995, the Company offered and sold $500,000 of its 10% notes. No underwriter or selling agent was used in connection with this offer and sale. The sale of these securities was made pursuant to available exemptions under Section 4(2) and the regulations promulgated pursuant thereto of the Securities Act of 1933, as amended.

  	Commencing February 24, 1995, the Company issued 68,593 Units, each Unit consisting of one restricted share of the series B preferred stock of the Company, one series B warrant to purchase five restricted shares of the common stock of the Company at a price of $3.00 per share and one series C warrant to purchase five shares of the common stock of the Company at a price to be determined. The Units were issued to note holders of the Company in exchange for outstanding notes in the principal amount of $500,000, plus accrued interest, and to investors for $155,500 cash. The Units were offered and sold to investors through Euro-
Atlantic Securities, Inc. for which it was paid a 10% commission and a 3% non-accountable expense allowance. The sale of these securities was made pursuant to available exemptions under Section 4(2) and the regulations promulgated pursuant thereto of the Securities Act of 1933, as amended.

  	Commencing May 5, 1995, the Company issued 144,020 Units, each Unit consisting of one restricted share of the series B preferred stock of the Company, one series B warrant to purchase five restricted shares of the common stock of the Company at a price of $3.00 per share and one series C warrant to purchase five shares of the common stock of the Company at a price to be determined. The Units were issued to debentureholders of the Company in exchange for outstanding debentures in the principal amount of $1,405,000, plus accrued interest. No underwriter or selling agent was used in connection with this sale. The sale of these securities was made pursuant to available exemptions under Section 4(2) and the regulations promulgated pursuant thereto of the Securities Act of 1933, as amended.

  	In February 1997, the Company issued approximately 4,433,490 restricted shares of its common stock to Mr. Paul
M. Bluto in consideration of $600,000 cash. No underwriter or selling agent was used in connection with this sale. The sale of these shares was made pursuant to available exemptions under Section 4(2), Section 4(6), and the regulations promulgated pursuant thereto, of the Securities Act of 1933, as amended.

  	Commencing February 28, 1997, the Company is offering up to approximately 2,166,667 Units at a price of $.30 per Unit for an aggregate consideration of $650,000, each Unit consisting of one restricted share of the common stock of the Company and one warrant to purchase one restricted share of the common stock of the Company at a price of $1.00 per share. No underwriter or selling agent is being used in connection with this offer and sale. The sale of these shares is made pursuant to available exemptions under
Section 4(2), Section 4(6), and the regulations promulgated pursuant thereto, of the Securities Act of 1933, as amended. As of May 27, 1997, the Company had received orders for approximately $300,000 of the private placement.

Item 6.  Management's Discussion and Analysis or Plan of
Operation

  	The Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on January 25,
1996.  An Order confirming the Company's Plan of
Reorganization was entered on February 6, 1997.

Results of Operations
---------------------

  	The Company's revenues for its fiscal year ending June 30, 1996 increased 43% to $4,067,089 compared to $2,834,670 for the fiscal year ending June 30, 1995. This increase was primarily due to the addition of and increased revenues at the McFarlain's restaurant acquired from Frontier Pies Restaurant who was a tenant in the Company's mall in Branson.

  	The Company's direct costs for film exhibition decreased to $253,514 as compared to $355,597 in the prior year. This decrease is due to a reduction in film rental expenses resulting from the Company producing its own theme film: Ozarks: Legacy and Legend. This film premiered on April 28, 1995 and is exhibited daily at the Branson facility. Restaurant expenses increased to $396,914 as compared to $58,319 in the prior year period. Concession expenses increased to $234,733 as compared to $170,569 in fiscal 1995. These increases reflect the increased business experienced during the year. In addition, the McFarlain's

Restaurant was acquired in May, 1995 and therefore represents only two months of operations in fiscal 1995.

  	Selling, general and administrative expenses for the fiscal year ended June 30, 1996 increased to $3,674,242 as compared to $3,178,115 in the prior year, reflecting the increased expenses and costs associated with the full year of operations of the McFarlain's restaurant together with the costs associated with the bankruptcy reorganization.

	  During fiscal 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles which are held and used by the Company be reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the Company estimated the future cash flows expected to result from the use of various assets including the Company's property, film and intangible assets and recognized an impairment loss in the amount of $5,118,198 for the year ended June 30, 1996.

  	The Company's operating loss was $5,610,512 in fiscal
1996 compared to $927,930 in fiscal 1995. This increase was primarily due to the write-down of assets.

  	The increase in interest expense for the 1996 fiscal year reflects carrying costs of the Company's mortgage on the Branson theater complex, the Company's 1993 Debentures issued in September 1993 and borrowings required to complete the production of the Ozarks film.

  	The Company had a net loss applicable to common stock for the fiscal year ended June 30, 1996 totaling $6,577,586 as compared to $1,562,172 for 1995. Excluding the one-time write-down of assets discussed above, the net loss for fiscal 1996 equaled $1,246,775. Of this amount, $731,264 represents non-cash expenses from depreciation and amortization of assets.

Liquidity and Capital Resources

  	At June 30, 1996 the Company had a cash balance of $362,179. The Company had a working capital deficit at June
30, 1996 of $3,196,283.

  	The Company's Plan of Reorganization, which was confirmed on February 6, 1997, relieved the Company of approximately $3,193,647 of current liabilities and approximately $2,177,989 of long-term debt for which it paid $600,000. This has significantly improved the Company's financial condition.

  	The Company expects to be able to finance its operations and immediate capital requirements from current operations, capital invested pursuant to the Plan of Reorganization and proceeds of its private placement offering.

  	The Company has not been unusually impacted by inflation or changing prices during the past three years.

Item 7.  Financial Statements
         --------------------

  	The Financial Statements of the Company required by this Item are attached as a separate section of this report and are listed in Part IV, Item 13 of this Form 10-KSB.

Item 8.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

  	On February 11, 1997, the Company notified KPMG Peat Marwick LLP, Salt Lake City, Utah, that they would not be retained as the principal accountants to audit the Company's financial statements for the June 30, 1996 year. The accountant's report on the Company's financial statements for the fiscal year ended June 30, 1995 contained a going concern explanatory paragraph. There have been no disagreements between the Company and the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the two years ended June 30, 1995 or any subsequent period preceding the change described herein.

  	On February 12, 1997, the Company engaged Tanner + Co.,
Salt Lake City, Utah, as the principal accountant to audit the Company's financial statements. The Board of Directors of the Company has approved the change of accountants.


                       	PART III

Item 9.  Directors, Executive Officers, Promoters and
Control Persons; Compliance With Section 16(a) of the
Exchange Act

Directors and Executive Officers

  	The directors and executive officers of the Company at May 27, 1997 are:

	Name			                    Age	   Position in Company

Paul M. Bluto			    	        68	   Chairman of the Board and
Chief Financial Officer

Kelvyn H. Cullimore		    	   61	   President, Chief
Executive Officer, and
Director

Robert J. Cardon		    	      34	   Secretary/Treasurer

Kelvyn H. Cullimore, Jr.	   	40	   Director

Francis E. McLaughlin	    	  54	   Director

Kumar V. Patel			            50	   Director

  	Kelvyn H. Cullimore is the father of Kelvyn H.
Cullimore, Jr. There are no other family relationships among any of the above-named persons.

  	All directors of the Company are elected to hold office until the annual meeting of the shareholders following their election and until their successors have been duly elected and qualified. Officers of the Company are elected by the Board of Directors at the first meeting after the annual meeting of the Company's shareholders and hold office until their successors are chosen and qualify, or until their death, or until they resign or have been removed from office.

  	Kelvyn H. Cullimore is employed by the Company as its President and Chief Executive Officer and will also continue to devote part of his time to his duties as Chairman of the Board of Dynatronics Corporation. It is not anticipated that this arrangement will interfere with Mr. Cullimore's ability to perform his duties for the Company. All other staff personnel employed by the Company devote full-time to the business of the Company as salaried employees. Robert J. Cardon and other support personnel are available under the contract with Dynatronics Corporation to provide services to the Company on an as needed basis. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Dynatronics Corporation is a public company which manufactures devices for the physical medicine market.

  	Paul M. Bluto has been a Director of the Company since April 1995. He became Chairman of the Board and Chief Financial Officer in February 1997. Since 1990, Mr. Bluto has been employed by G.S.&W. Services in marketing, special projects and computerization. From 1966 to 1990, Mr. Bluto was employed with the United Automobile, Aerospace, Agriculture Implement Workers of America (U.A.W.), most recently as a Senior Vice President of Operations and Human Resources.

  	Kelvyn H. Cullimore has served as President of the Company since its incorporation in 1986. He served as Chairman of the Board from 1986 to February 1997 and became Chief Executive Officer in February 1997. Mr. Cullimore received a B.S. in Marketing from Brigham Young University in 1957 and, following graduation, worked for a number of years as a partner in a family-owned home furnishings business in Oklahoma City, Oklahoma. Mr. Cullimore has participated in the organization and management of various enterprises, becoming the president or general partner in several business entities, including real estate, the motion picture industry and equipment partnerships and has served on the board of directors of Brighton Bank and a privately-owned wholesale travel agency. Since 1975, Mr. Cullimore has consulted for independent film production and distribution companies and has been involved in the raising of capital for the production of feature-length films. From 1979 to 1992, Mr. Cullimore served as chairman of the board and president of American Consolidated Industries ("ACI"), a corporate affiliate of Dynatronics Corporation, which in 1992 was merged with and into Dynatronics Corporation. ACI was a privately-owned holding company for various investments. From 1983 to 1992, Mr. Cullimore also served as president of Dynatronics Corporation and from 1983 to present, he has served as chairman of the board of Dynatronics Corporation, a publicly-held company whose securities are registered under the Securities Exchange Act of 1934, as amended.

  	Robert J. Cardon was appointed Corporate Secretary of the Company in February 1992 and became Treasurer of the Company in February 1997. Since 1988, Mr. Cardon has served as administrative assistant to the President of the Company and of Dynatronics Corporation, and since December 1992 has served as Corporate Secretary of Dynatronics Corporation.
From 1987 to 1988, Mr. Cardon was employed as a registered representative by an investment banking firm. He received his B.A. in 1987 and his M.B.A. in 1990, both from Brigham Young University.

  	Kelvyn H. Cullimore, Jr. has been a Director of the Company since its incorporation in 1986. He graduated from Brigham Young University with a degree in Financial and Estate Planning in 1980. Since graduation, Mr. Cullimore, Jr. has served on the board of directors of several businesses, including Dynatronics Corporation, Dynatronics Marketing Company, ACI and a privately-owned wholesale travel agency.
In addition, he has served as secretary/treasurer of each of the foregoing companies. Mr. Cullimore, Jr. also served as Executive Vice President and Chief Operating Officer of ACI and he currently serves as President and a Director of Dynatronics Corporation, a publicly-held company whose securities are registered under the Securities Exchange Act of 1934, as amended.

  	Francis E. McLaughlin has been a Director of the Company since 1988. He is the founder and principal owner of the McLaughlin Companies, which includes the largest real estate firm in the U.S. Virgin Islands, a real estate appraisal company and a property management company. Mr. McLaughlin is a licensed real estate broker holding the Certified Residential Broker (CRB) and Graduate, Realtors Institute (GRI) designations. He has developed several residential and commercial real estate projects in the U.S. Virgin Islands. He is also active in community and civic affairs in the U.S. Virgin Islands.

	  Kumar V. Patel was elected a director of the Company in April 1995. Since 1976, Mr. Patel has been self-employed in real estate investment and management in Southern California.
He received a B.A. in Honors Economics and Accounting from the University of Newcastle-Upon-Tyne, Great Britain. He is a licensed Real Estate Broker and a licensed General Contractor in California. He is also President of Great Designs Realty and Development Inc., a family business offering service in foreclosure, property management and construction.

Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

  	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers and Directors and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are required by regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file.

  	Based solely on review of the copies of such forms furnished to the Company, the Company believes that during its 1996 fiscal year all Section 16(a) filings applicable to its officers, directors and greater than 10% beneficial owners were made.

Item 10.  Executive Compensation
          ----------------------

Compensation of Executive Officers
----------------------------------

  	The following table sets forth the compensation of the Company's chief executive officer during the fiscal years ended June 30, 1996, 1995, and 1994. No other executive officer had a total annual salary and bonus exceeding
$100,000.

                 Summary Compensation Table

                     		                                              Long Term Compensation
                                                                     ----------------------
                               Annual Compensation               Awards               Payouts
                      ---------------------------------------   ----------            -------
                           	                         Other      Restricted
Name and                                            Annual        Stock           	    LTIP    All Other
Principal                           	               Compen-      Award(s)   Options/  Payouts   Compen-
Position              Year   Salary($)   Bonus($)   sation($)       ($)       SAR(#)    ($)     sation($)
--------              ----   ---------   -------    ---------   ----------  --------  -------  ----------

Kelvyn H. Cullimore	  1996   $124,784    $   -0-    $38,791(1)   $   -0-        -0-   $   -0-  $    -0-
CEO(2)			             1995   $125,538    $   -0-    $42,074(1)   $   -0-        -0-   $   -0-  $    -0-
                   			1994   $125,538    $   -0-    $44,196(1)   $   -0-        -0-   $   -0-  $    -0-
_______________

  	(1) Included in these amounts are premiums of $34,134 for 1996, $34,211 for 1995, and $34,221 for 1994 on
insurance policies funding a salary continuation plan for Mr. Kelvyn H. Cullimore. Also included are life insurance premiums, disability insurance premiums and personal usage of a Company automobile.

  	(2) Mr. Cullimore's presence in Branson on behalf of the Company is considered temporary and therefore, the above
Compensation Table does not include any amount for use of the condominium by Mr. Cullimore.

  	The Company did not grant to executive officers nor were there outstanding any stock options or stock appreciation rights during its last completed fiscal year ending June 30, 1996.

  	During the last completed fiscal year, the Company made no awards under any long-term incentive plan. The Company does not maintain any defined benefit or actuarial plan.

Employment Agreements
---------------------

  	Pursuant to the Plan of Reorganization confirmed by the U.S. Bankruptcy Court on February 6, 1997, Mr. Cullimore has agreed to continue to work for the Company on the following terms: an annual salary of $100,800; an automobile allowance of $250 per month; a $35,000 annual contribution to Mr. Cullimore's retirement fund; and the condominium owned by the Company will be provided to Mr. Cullimore for his living accommodations.

  	Mr. Cullimore will also share in an incentive bonus pool equal to 50% of positive cash flow from operations per year from $200,000 to $300,000, 25% from $300,000 to $400,000, and
10% in excess of $400,000.

Compensation of Directors
-------------------------

	  Directors of the Company receive $250.00 per meeting for service as directors of the Company. The Board of Directors will meet quarterly or more often as needed. Directors are reimbursed for expenses incurred on behalf of the Company in attending directors' meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management

  	The following table sets forth, as of May 27, 1997, certain information with respect to any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's capital stock, each director, certain executive officers and as to all directors and officers as a group:

				        Common Stock Beneficially Owned
            -------------------------------

                   			        		Number
         Name              			of shares 		  % of Class(1)

Paul M. Bluto (2)           		4,444,503       	 73.9

Kelvyn H. Cullimore (3)       		216,976        	 3.6

Kelvyn H. Cullimore, Jr. (4)         	0           -


Francis E. McLaughlin           		8,030        	 0.1

Kumar V. Patel                      		0           -


All Directors and Officers
of the Company as a Group
(6 persons)                 			4,669,509       	77.6%

___________________

(1) These calculations are based upon a total of 6,015,397 shares outstanding. Pursuant to the Plan of Reorganization, 284,243 shares of common stock are issued to debentureholders upon conversion of their claims; 88,530 shares of common stock are issued to unsecured creditors upon conversion of their claims; 635,999 shares of common stock are issued to pre-petition common shareholders; 170,090 shares of common stock are issued to pre-petition preferred shareholders; 403,045 shares of common stock are issued to management of the Company pursuant to an incentive program; and 4,433,490 shares of common stock are issued to Mr. Bluto in consideration of $600,000 cash.

(2) Mr. Bluto owns 11,013 shares as a result of the pre-petition holdings of himself and his wife and acquired
4,433,490 shares pursuant to the Plan of Reorganization.  Mr.
Bluto may acquire additional shares in the Company's current private offering.

(3) Mr. Cullimore owns 10,453 shares as a result of pre-petition holdings, he is a participant in an incentive program pursuant to which he received 201,523 shares and he owns 5,000 shares which he received in satisfaction of claims as a creditor of the Company. Mr. Cullimore may be deemed to be a control person of Dynatronics Corporation which owns 230,339 shares, which are not included in Mr. Cullimore's holdings.

(4) Mr. Cullimore, Jr. may be deemed to be a control person of Dynatronics Corporation which owns 230,339 shares, which are not included in Mr. Cullimore, Jr.'s holdings.

Item 12.  Certain Relationships And Related Transactions
          ----------------------------------------------

  		Mr. Kelvyn H. Cullimore is the Chairman of the Board of Dynatronics Corporation. Mr. Kelvyn H. Cullimore, Jr. is the
President and a Director of Dynatronics Corporation.  Kelvyn H.
Cullimore and Kelvyn H. Cullimore, Jr. may be considered to be affiliates of Dynatronics Corporation by virtue of their positions with Dynatronics Corporation. The Company pays
Dynatronics Corporation, an affiliate of the Company, $6,000 per month to provide administrative, payroll, staffing, accounting functions and support. Dynatronics Corporation owns approximately 4% of the common stock of the Company (post reorganizaton).

  	Mr. Paul M. Bluto has agreed that at the conclusion of the private placement offering period he will purchase unsold Units in an amount that the total proceeds to the Company from the offering will equal $600,000. As a result, he may acquire additional ownership in the Company.

  		Mr. Bluto has agreed to loan to the Company an amount equal to up to $90,000 to reimburse the Company for the payment of accrued interest to Boatmen's Bank on its mortgage loan to the Company. This loan will be made only if such funds are needed by the Company.

                            PART IV

Item 13.	Exhibits and Reports on Form 8-K
         --------------------------------

Documents filed as part of Form 10-K:

Financial Statements Filed as part of Form 10-KSB:
-------------------------------------------------

Independent Auditors' Report
		Tanner + Co.	                                  F-1
		KPMG Peat Marwick LLP                          F-2

Balance Sheet at June 30, 1996	                  F-3

Statements of Operations --
years ended June 30, 1996 and 1995	              F-4

Statements of Stockholders'
Equity -- years ended June 30,
1996 and 1995 	                                  F-5

Statements of Cash Flows --
years ended June 30, 1996 and 1995 	             F-6

Notes to Financial Statements	                   F-7


	(a)	Exhibits
     --------

  	 	Reg. S-B
		  Exhibit No.             Description
    ----------              -----------



   		  3.1	          Articles of Incorporation of the Registrant,
                     as amended (incorporated by reference to Registration Statement on Form S-1,
                     Registration No. 33-48630)

   		  3.2	          Bylaws of the Registrant, as amended and
                     restated on April 6, 1991 (incorporated by reference to Registration Statement on Form
                     S-1, Registration No. 33-48630)

  		   3.3	          Amendments to Bylaws of the Registrant dated
                     August 28, 1991 and July 24, 1992
                     (incorporated by reference to Registration
                     Statement on Form S-1, Registration No. 33-
                     48630)

  		   4.1	          Specimen Certificate for the Common Stock of
                     the Registrant (incorporated by reference to Registration Statement on Form S-1,
                     Registration No. 33-48630)

 		    10.3          Ground Lease Agreement dated July 27, 1993
                     between Treasure Lake R.V. Resort Camping
                     Club, Inc. and International Tourist
                     Entertainment Corporation (incorporated by reference to Registration Statement on Form
                     S-1, Registration No. 33-64132)

  		   10.4	         Loan Agreement dated July 30, 1993 for loan
                     from Boatmen's Bank, Branson, Missouri to
                     International Tourist Entertainment
                     Corporation (incorporated by reference to
                     Registration Statement on Form S-1,
                     Registration No. 33-64132)

  		   10.5	         Deed of Trust dated July 30, 1993 for benefit
                     of Boatmen's Bank, Branson, Missouri
                     (incorporated by reference to Registration
                     Statement on Form S-1, Registration No. 33-
                     64132)

    		 10.10	        Distribution Agreement dated July 14, 1995
                     between Imax Corporation and the Company

       10.11	        Second Amended Plan of Reorganization dated
                     December 18, 1996 and 	Second Amended Disclosure
                     Statement in Support of Proposed Second 	Amended
                     Plan of Reorganization dated December 18, 1996
                    	(incorporated by reference to Form 8-K filed
                     on February 26, 1997)

       10.12  	      Third Modification Agreement dated March 1,
                     1997 between Boatmen's 	Bank of Southern Missouri
                     and the Company.

       10.13        	System Lease Agreement as amended dated
                     August 1, 1993 between 	IMAX Corporation and the
                     Company.


(b) Reports on Form 8-K: No report on Form 8-K has been filed by the Company during the last quarter of the period covered by this report.

  	On February 19, 1997 the Company filed a report on Form
8-K reporting a change in its certifying accountant.

  	On February 26, 1997 the Company filed a report on Form
8-K reporting a change in control of the Company resulting from the confirmation of the Plan of Reorganization on February 6, 1997 and the Company's Bankruptcy proceeding.

        	INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
               	Index to Financial Statements



                                              	Page

Report of Tanner + Co.	                        F-2


Report of KPMG Peat Marwick LLP	               F-3


Balance Sheet	                                 F-4


Statement of Operations	                       F-5


Statement of Stockholders' Equity	             F-6


Statement of Cash Flows	                       F-7


Notes to Financial Statements	                 F-8

                	INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of International Tourist Entertainment Corporation


We have audited the balance sheet of International Tourist
Entertainment Corporation as of June 30, 1996, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Tourist Entertainment Corporation as of June 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
 As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations, is in arrears on certain payments, and current liabilities exceed current assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in notes 1 and 11 to the financial statements, the Company changed its method of accounting for its long-lived assets.


                        TANNER + CO.

Salt Lake City, Utah
April 4, 1997 except for note 2,
which is dated May 9, 1997

                 Independent Auditors' Report


The Board of Directors
International Tourist Entertainment Corporation:

We have audited the accompanying statements of operations, stockholders' equity and cash flows of International Tourist Entertainment Corporation for the year ended June 30, 1995.
 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of International Tourist Entertainment Corporation for the year ended June 30, 1995, in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
 As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations, is in the arrears on certain lease payments, and current liabilities exceed current assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      KPMG Peat Marwick LLP

Salt Lake City, Utah
August 11, 1995

                       	Balance Sheet

                       	June 30, 1996






Assets

Current assets:

Cash and cash equivalents                      $362,179
Receivables                                      17,763
Inventories                                      51,459
Prepaid expenses                                 36,210
Current portion of prepaid leases               166,915
Other current assets                              5,024
                                             ----------

Total current assets                            639,550


Property and equipment, net                   5,868,547
Prepaid leases                                1,549,390
Deposits                                         12,126
Other assets                                      6,965
                                             ----------

                                             $8,076,578
                                             ==========


Liabilities and Stockholders' Deficit

Current liabilities:

   Current portion of long-term debt         $1,213,082
   Accounts payable                           1,183,721
   Accrued expenses                             830,206
   Related party payables                       608,824
                                              ---------

        Total current liabilities             3,835,833
                                              ---------

Long-term debt                                3,422,034
Convertible debentures                        2,055,000
Deposits                                         26,800

Commitments and contingencies                         -

Stockholders' deficit:
   Preferred stock, $.001 par value,
     authorized 5,000,000 shares, issued
     and outstanding 212,613 shares
     (aggregate liquidation preference
     $2,363,291)                                    213
   Common stock, $.001 par value;
     authorized 40,000,000 shares; issued
     and outstanding 6,359,985 shares             6,360
   Additional paid-in capital                 9,574,416
   Accumulated deficit                      (10,844,078)
                                            -----------

         Total stockholders' deficit         (1,263,089)
                                            -----------

                                             $8,076,578
                                            ===========

                  	Statement of Operations

                    	Years Ended June 30,



                                               1996          1995
                                           ------------  -------------
Revenues:
   Theater admissions                       $1,825,826     $1,872,777
   Restaurant                                1,388,656        183,435
   Concession and retail sales                 394,760        395,818
   Retail rental income                        457,847        382,640
                                           ------------  -------------

                                             4,067,089      2,834,670
                                           ------------  -------------

Costs and expenses:
   Direct exhibition film costs                253,514        355,597
   Direct restaurant                           396,914         58,319
   Direct concession and retail costs          234,733        170,569
   Selling, general, and administrative
     expenses                                3,674,242      3,178,115
   Property, film, and intangible asset
     write-down                              5,118,198              -
                                           ------------   ------------

                                             9,677,601      3,762,600
                                           ------------   ------------
            Loss from operations            (5,610,512)      (927,930)

Other income (expense):

   Interest expense                           (759,939)      (619,068)
   Interest income                               7,388          9,374
   Other                                        (1,910)             -
                                           ------------  -------------

                                              (754,461)      (609,694)
                                           ------------  -------------

    Loss before provision for income taxes  (6,364,973)    (1,537,624)

Provision for income taxes                           -              -
                                           ------------  -------------

    Net loss                               $(6,364,973)   $(1,537,624)
                                           ============  =============

Dividends on convertible preferred
  stock; unpaid                               (212,613)       (24,548)
                                           ------------  ------------

    Loss applicable to common stock        $(6,577,586)   $(1,562,172)
                                           ------------  ------------


Net loss per common share                  $     (1.03)   $      (.25)
                                           ------------  ------------

Weighted average common shares
outstanding                                  6,359,000      6,359,000
                                           ------------  ------------

                   	Statement of Stockholders' Equity

                   	Years Ended June 30, 1996 and 1995


                                                                                                          Net
                                                                       Additional                      Stockholders'
                            Preferred Stock         Common Stock         Paid-in      Accumulated        Equity
                           Shares      Amount     Shares      Amount     Capital        Deficit         (Deficit)
                        --------------------------------------------------------------------------------------------
Balance, July 1, 1994           -   $       -   6,359,995     $6,360   $7,599,257     $(2,941,481)     $4,664,136

Issuance of preferred
stock in satisfaction
of notes payable and
related interest           53,043          53           -          -      530,377               -         530,430

Conversion of
debentures and related
interest for preferred
stock                     144,020         144           -          -    1,439,981               -       1,440,125

Issuance of preferred
stock for cash, less
placement costs of
$126,068                   15,550          16           -          -       29,416               -          29,432

Surrender of 10 shares
of common stock from
employee stock bonus
program                         -           -         (10)         -          (67)              -             (67)

Dividend accrued on
preferred stock                 -           -           -          -      (24,548)              -         (24,548)

Net loss                        -           -           -          -            -      (1,537,624)     (1,537,624)
                         ----------------------------------------------------------------------------------------

Balance, June 30, 1995    212,613         213   6,359,985      6,360    9,574,416      (4,479,105)      5,101,884

Net loss                        -           -           -          -            -      (6,364,973)     (6,364,973)
                         ----------------------------------------------------------------------------------------

Balance, June 30, 1996    212,613    $    213   6,359,985     $6,360   $9,574,416    $(10,844,078)    $(1,263,089)
                         ========================================================================================

                         	Statement of Cash Flows

                           	Years Ended June 30,



Cash flows from operating activities:                  1996          1995
                                                   ------------  ------------
Net loss                                           $(6,364,973)  $(1,537,624)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Depreciation and amortization                     731,264       635,142
     Loss on disposition of property and
       equipment                                        79,502             -
     Property, film, and intangible
       asset write-down                              5,118,198             -
     Changes in assets and liabilities:
       Decrease in receivables and
          notes receivable - tenants                    26,082        61,963
     Decrease (increase) in inventories                 43,843       (67,333)
     Decrease (increase) in deposits
       and prepaid expenses                             14,812       (17,766)
     Decrease in prepaid leases                        166,915       167,213
     Decrease in other assets                                -        13,650
     Increase in accounts payable and
       accrued expenses                                678,468       819,542
     Increase in deposits                                8,850            50
                                                    -----------   -----------
           Net cash provided by
           operating activities                        502,961        74,837
                                                    -----------   -----------

Cash flows from investing activities:
   Capital expenditures - film
      development costs                                      -    (1,032,468)
   Purchase of property and equipment                 (198,956)     (375,554)
                                                    ----------    -----------
      Net cash used in investing activities           (198,956)   (1,408,022)
                                                    -----------   -----------

Cash flows from financing activities:
   Proceeds from debt                                  136,236       787,099
   Payments on debt                                   (241,649)      (35,215)
   Advances from stockholders and affiliates                 -       528,824
   Net proceeds from issuance of preferred stock             -        29,432
                                                    -----------   -----------
        Net cash (used in) provided by
        financing activities                          (105,413)    1,310,140
                                                    -----------   -----------

Increase (decrease) in cash and cash equivalents       198,592       (23,045)

Cash and cash equivalents, beginning of year           163,587       186,632
                                                    -----------   -----------

Cash and cash equivalents, end of year                $362,179      $163,587
                                                    ===========   ===========

                     	Notes to Financial Statements

                         	June 30, 1996 and 1995



1.	Summary of 	Significant 	Accounting 	Policies

Description of Business
-----------------------

International Tourist Entertainment
Corporation (The Company) is a 36 percent owned subsidiary of Dynatronics Corporation
(Dynatronics).  The Company's principal
business is in the tourist entertainment sector. During October 1993, the Company completed and placed in operation its first giant screen tourist entertainment complex in Branson, Missouri. The Company began showing its own theme film produced especially for the Branson location in April 1995. The
Company also operates a restaurant (as of May
1995) and a small retail store in the Branson complex.

Concentration of Credit Risk
----------------------------

Financial instruments which potentially
subject the Company to concentration of
credit risk consist primarily of trade
receivables.  In the normal course of
business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company maintains its cash in bank
deposit amounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash Equivalents
----------------

The Company considers all highly liquid
temporary investments with an original
maturity of three months or less to be cash equivalents.

Inventories
-----------

Inventories consist of retail merchandise and concession items that are recorded at the lower of cost or market, cost being determined on the first-in first-out (FIFO) method.

1.	Summary of 	Significant 	Accounting 	Policies Continued

Film Development Costs
----------------------

Film development costs reflect the direct costs incurred to produce giant screen films exhibited by the Company. Such costs are amortized, commencing when films are first exhibited, using a straight-line method over an estimated useful life of seven years. The estimated useful life and method of amortization is based principally on management's estimates of projected future revenues, and the years over which similar theme films have been exhibited within the giant screen theater industry. As films are exhibited and historical information becomes available to aid management in film revenue projections, amortization will be modified, if necessary, so as to reasonably relate film costs to estimated gross revenues expected over the estimated useful life of the films, not to exceed seven years. Management evaluates the unamortized film development costs for possible impairment giving consideration to various factors including revenue trends and projected cash flows.
Impairments determined through the evaluation are expensed currently. The Company capitalized interest costs of $164,243 associated with development of the Branson
Theme film during fiscal 1995.

Property and Equipment
----------------------

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures of maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

Loss Per Common Share
---------------------

Net loss per common share is based on net loss after preferred stock dividend requirements and the weighted average number of common shares outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents, determined using the treasury stock method. Fully diluted net loss per common share is not materially different from primary net loss per common share.

1.	Summary of 	Significant 	Accounting 	Policies Continued

Income Taxes
------------

Income taxes are recorded using the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Impairment of Assets
--------------------

In 1996, the Company adopted Statement of
Financial Accounting Standards No. 121,
Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be
Disposed of.  The Statement establishes
accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. Under provision of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The
Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain amounts in the 1995 financial
statements have been reclassified to conform with the current year presentation.

2.	Going 	Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From commencement through June 1996, the Company has experienced negative cash flows from operations and operating losses. In addition, it has a working capital deficit of $3,171,283. The Company has expended significant dollars to produce the theme film for the Branson Theater and finalize architecture work necessary to commence construction on the St. Thomas Complex. The
Company made certain of these expenditures in anticipation of additional equity financing during fiscal 1995, which was not realized.
The Company experienced cash flow
difficulties, and is in arrears on certain payments. The Company filed for reorganization under bankruptcy protection on
January 25, 1996. A plan of reorganization was submitted and was approved to be effective May 9, 1997. As part of the plan, the Company will receive an equity infusion of approximately $1,200,000, its long-term obligations will be amended and the Company will receive relief from its unsecured creditors. The Company's ability to meet its obligations is dependent on its ability to achieve sustained cash flow from operating activities, and comply with the terms of the bankruptcy.

3.	Property and 	Equipment

Property and equipment consists of the following:

      Buildings                           $4,149.436
      Land                                   480,000
      Equipment                              483,261
      Furniture and fixtures                 192,299
      Film development costs                 900,000
                                          ----------
                                           6,204,996

      Less accumulated depreciation and
        amortization                        <336,449>
                                          ----------
                                          $5,868,547
                                          ==========

4.	Related 	Party 	Transactions

Payables to related parties consists of the following:

       Unsecured note payable to a
       stockholder bearing interest
       at prime plus .5 percent,
       payable on demand                  $  280,000

       Unsecured note payable to an
       entity under common ownership,
       bearing interest at 10%,
       payable on demand                     228,824

       Unsecured advance payable to
       an entity under common ownership,
       bearing interest at 10%,
       payable on demand                     100,000
                                          ------------

                                             608,824

       Less current portion                 (608,824)
                                          ------------

       Long-term payable                  $        -
                                          ============

The Company pays Dynatronics a monthly fee for administrative staff, accounting services, and accounting personnel. The related costs are included in general and administrative expenses and amounted to
$82,500 and $72,000, for the years ended June
30, 1996 and 1995, respectively.

During 1995, Dynatronics guaranteed a
commercial bank loan of $500,000 to the
Company to pay for production of the Branson theme film. Dynatronics also made advances to the Company of $228,824 for reimbursement of expenses. Additionally, the Company borrowed $300,000 under a promissory note, which is in default, that bears interest at prime plus 1/2 percent for the production of the Branson theme film from a director of the Company. Interest charged on this note totaled $25,683 and $21,563 for 1996 and
1995, respectively. In consideration for the guarantee, advances and loans, the Company granted to Dynatronics and the director a security interest in its Branson theme film.

5.	Common 	Stock and 	Preferred 	Stock

During 1995, the Company borrowed from
selected directors and stockholders $500,000 in short-term notes for payment of the Branson theme film. These notes plus accrued interest of $30,430 were subsequently converted into 53,043 shares of preferred stock, 53,043 Series B warrants, and 53,043
Series C warrants to purchase shares of
common stock. Additionally in 1995, the Company issued 15,550 shares of Series B preferred stock for cash of $10 per share together with 15,550 Series B warrants and 15,550 Series C warrants to purchase shares of common stock.

Each share of the Series B stock may be
converted at any time, at the option of the holder, into eight shares of restricted common stock. The preferred stock will automatically convert into eight shares of common stock upon the effective date of a registration statement or a public offering of any securities of the Company or the sale of common stock underlying the preferred stock, or when common stock trades at a price greater than or equal to $3.00 per share for any 20 of 30 consecutive trading days. In the event of voluntary or involuntary liquidation, the holders of the preferred stock are entitled to a liquidation value equal to $10 per share, plus all unpaid dividends. The preferred stockholders are entitled to vote on corporate matters equal to the number of shares of common stock into which the preferred stock is convertible.
Preferred stockholders are also entitled to receive out of legally available funds, when and as declared by the Board of Directors, cumulative dividends equal to ten percent per annum of the stated price of $10 per share.
No dividends have been declared for 1996, which results in dividends in arrears for 1996 and 1995 of $237,161 and $24,548, respectively, or $1.12 and $.12 per share, respectively.

Each Series B warrant is exercisable
for five restricted shares of common
stock at a price of $3.00 per share. If the common stock underlying the preferred stock and Series B warrant is not registered and declared effective within 13 months after May
25, 1995, the exercise price of the Series
B warrant will decrease by $.50 for each 30 days or portion thereof, but not below
$1.00, for which the registration is
delayed after the thirteen-month period. If the Company files a registration statement in connection with the sale of its securities within 13 months after May 25, 1995, the above mentioned price adjustment will not commence until eight months after the completion or termination of the public offering. The Series
B warrants expire on May 31, 1999, unless called sooner. The warrants may be called upon 45 calendar days notice when common stock trades at a price greater than or equal to $5.00 per share for any 20 of 30 consecutive trading days.

5.	Common 	Stock and 	Preferred 	Stock Continued

Each Series C warrant is exercisable for five shares of restricted common stock at the highest price at which the Company sells its common stock in a public offering within 13 months after May 25, 1995. If there is no public offering within 13 months, then the Series C warrants are not exercisable. The
Series C warrants expire on May 31, 1999, unless called sooner. The warrants may be called upon 45 calendar days notice when common stock trades at a price greater than or equal to the public offering price plus
$1.00.

6.	Convertible 	Debenture 	Offering

The Company completed a convertible debenture offering on September 1, 1993. The offering consisted of $3,500,000 in ten percent convertible debentures due June 1, 2008. The debentures are convertible into shares of the Company's common stock at a price of $6.50 per share. Offering costs associated with the offering were approximately $560,000. In connection with the offering, the underwriter also received warrants to purchase $350,000 in debentures. Such warrants are exercisable for a four-year period commencing August
1994, and are convertible into 53,846 shares of common stock. During 1994, debentures totaling $40,000 were converted into 6,153 shares of common stock. On May 31, 1995, $1,405,000 of debentures were converted to 140,500 shares of Series B preferred stock, and 140,500 Series B warrants, and 140,500
Series C warrants (see note 5) under a
special offering to qualified investors.
Also, $35,125 of accrued interest payable on debentures was converted to 3,520 shares of Series B stock together with 15,500 Series B warrants and 15,500 Series C warrants. At
June 30, 1995, 316,154 shares of common stock are issuable upon conversion of the remaining outstanding debentures.

7.	Lease 	Obligations

The Company has a ten year operating lease agreement for a giant screen theater projection and sound system for its Branson
Theater Complex. Under the terms of this agreement, the Company was required to make advance rental payments. Such amounts, net of amortization, are reflected in prepaid leases in the accompanying financial statements. The advance rent payments are being amortized on a straight-line basis over the initial ten year lease term.
Additionally, the lease agreement requires the payment of monthly rents in the amount of $7,333 throughout the remaining lease term, together with annual percentage royalties ranging from one to ten percent based upon the attainment of certain net theater admission revenue volumes. Advance and fixed minimum lease commitments related to this lease are included in the following tables.

7.	Lease 	Obligations Continued

The Company also has a fifty year operating lease on land located in Branson, Missouri, the site of the Company's giant screen tourist entertainment complex. The lease required an advance rent payment of $1,025,000 satisfying the Company's rent obligation for years one through twenty of the lease agreement. For years twenty-one through fifty of the lease, the Company is obligated to make quarterly rent payments aggregating $145,000 annually, these amounts are subject to an annual consumer price index adjustment. Base rents including the
$1,025,000 in advance rents and the $145,000 annual amount commencing in the twenty-first lease year is expensed on a straight-line basis over the fifty-year lease term, which under the term of the agreement began October
1, 1993. Amounts recorded as accrued rent land lease noncurrent in the accompanying balance sheet reflects an accrual for those portions of the rents that will be paid during years twenty-one through fifty which are expensed currently using the straight-line expense recognition method.

Advance rental payments associated with the theater system and land are reflected in the current portion of prepaid leases and prepaid leases in the accompanying balance sheet as summarized below:

    Advance rents:
       Theater system                          $   843,156
       Land                                        873,149
                                               -----------
                                                 1,716,305
                                               -----------

    Less current portion of prepaid leases
       Theater system                             (116,298)
       Land                                        (50,617)
                                               -----------
                                                  (166,915)
                                               -----------

    Prepaid leases                             $ 1,549,390
                                               ===========

7.	Lease	Obligations Continued

Annual amortization expense is as follows:

       Theater system                          $  116,298
       Land                                        50,617
                                               ----------

                                               $  166,915
                                               ==========

The Company leases vehicles under
noncancelable operating lease agreements and reimburses Dynatronics for vehicle lease expenses. Rent expense for the years ended
June 30, 1996, and 1995 was approximately
$14,800, and $14,000, respectively.

A schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1996, is as follows:


           Year                                  Amount
          ------                               ----------
           1997                                $  152,500
           1998                                   152,500
           1999                                   152,500
           2000                                   152,500
           2001                                   152,500
           Thereafter                           4,807,500
                                               ----------
           Total                               $5,570,000
                                               ==========

The Company leases certain equipment under noncancellable capital lease agreements.
Assets under capital leases included in
property and equipment are as follows:

           Equipment                           $   95,416

           Less accumulated amortization          (64,063)
                                               ----------
                                               $   31,353
                                               ==========

Amortization expense for assets under capital lease during fiscal 1996 and 1995 was $28,311 and $23,810, respectively.

7.	Lease Obligations Continued

The capital lease obligations have an imputed interest rate approximately equal to the Company's borrowing rate for similar type transactions and are payable in monthly installments through October 1997. Future maturities and minimum payments on capital lease obligations are as follows:

          Year                             Amount
         ------                         ------------
          1997                           $  28,457
          1998                               6,022
          1999                               1,811
                                        ------------
                                            36,290

        Less amount representing
          interest                          (1,064)
                                        ------------

        Present value of minimum
          capital lease obligations     $   35,226
                                        ============
8.	Lessor 	Lease 	Agreements

The Company has agreements to rent space as lessor to various retail tenants in its Branson, Missouri theater complex with terms ranging from one to five years. The agreements also include certain renewal terms for lease beyond five years, which are not included in the amounts below. As of June 30, 1996, the Company held $26,800 in deposits related to the leases.

A summary of future minimum rentals to be received follows:

         Year                             Amount
        ------                          ----------
         1997                           $  156,200
         1998                               53,600
         1999                               30,000
         2000                               24,000
         2001                                3,000
                                        ----------
         Total                          $  266,800
                                        ==========

9.	Long-Term Debt

Long-term debt is comprised of the following:

  Note payable to a bank in monthly
  installments of $39,850, including
  interest at prime plus 1.5%, secured
  by the theater complex                $3,442,972

  Prime plus 2% note payable secured
  by real property with payments of
  $5,000 plus interest payable
  monthly until November 1995 when
  remaining principal balance is due       480,000

  Prime index plus .5% note payable
  to bank guaranteed by Dynatronics,
  with monthly payments of $10,536
  through August 2000                      473,091

  4% to 12% adjustable rate mortgage
  secured by real property payable in
  monthly installments of $741 through
  2019                                     111,297

  10.65% promissory note secured by
  equipment payable in monthly
  installments of $1,514 through
  October 2003                              92,530

  Capital lease obligations
  (see note 7)                              35,226
                                       -----------

                                         4,635,116

  Less current portion                  (1,213,082)
                                       -----------

  Long-term debt                       $ 3,422,034
                                       ===========

9.	Long-Term Debt Continued

Future maturities of long-term debt are as follows:

          Year                            Amount
         ------                         ----------
          1997                          $1,213,082
          1998                             168,362
          1999                             192,061
          2000                             217,356
          2001                             244,354
          Thereafter                     2,599,901
                                        ----------
                                        $4,635,116
                                        ==========

10.	Income 	Taxes

The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before provision for income taxes for the following reasons:

                                    Years Ended
                                    December 31,
                              1996                1995
                            ----------------------------

  Federal income tax
   benefit at statuatory
   rate                     $2,164,000        $  523,000
  Change in valuation
   allowance                (2,164,000)         (523,000)
                            ----------------------------
                            $        -        $        -
                            ============================

Deferred tax assets (liabilities) are comprised of the following:


   Write-down of assets                       $  1,887,000
   Net operating loss carry forward              1,830,000
   Depreciation                                    (37,000)
   Accured rents                                    63,000
                                              ------------
                                                 3,742,000

   Less valuation allowance                     (3,742,000)
                                              ------------
                                              $          -
                                              ============

10.	Income Taxes Continued

At June 30, 1996, the Company has net
operating loss carryforwards for income tax purposes to offset future income approximately as follows:

                                 Virgin Islands        U.S.
                                --------------------------------

    Expiration Date
    ---------------
         2004                    $   111,400        $         -
         2005                         41,800                  -
         2006                         29,800                  -
         2007                        278,900                  -
         2008                              -                  -
         2009                      1,441,300          1,441,300
         2010                      1,552,300          1,552,300
         2011                      1,494,500          1,506,400
                                --------------------------------
                                $  4,950,000        $ 4,500,000
                                ================================

Since certain of the net operating losses were incurred from activities in the U.S.
Virgin Islands and the Company is treated as a foreign corporation doing business in the United States, net operating losses generated from U.S. Virgin Island activities are not available to offset income from activities within the United States. In addition, if substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized.

11.	Write-Down 	of Assets

During the year ended June 30, 1996, the Company evaluated the carrying value of its property and equipment, other assets and intangible assets based upon current market value appraisals and projected future cash flows in accordance with Statement of Financial Accounting Standards No. 121 (see note 1). Based upon the valuation of these assets the Company had an aggregate non-cash expense for the write-down of assets of $5,118,198.

11.	Write-Down of Assets Continued

The write-down of assets consisted of the following:

    Film development costs                          $2,602,886
    Building                                         1,206,044
    Project development and start-up costs           1,049,791
    Deferred debentue issuance costs                   259,477
                                                    ----------
                                                    $5,118,198
                                                    ==========

12.	Supplemental 	Cash Flow 	Information

During the year ended June 30, 1995, the Company had the following noncash investing and financing activities:

    Capital lease obligations accrued for
      property and equipment                        $   29,516
    Debt incurred for development of theme film $2,389,042 Conversion of debentures and related interest
      to Series B preferred stock                   $1,440,125
    Conversion of notes payable and related
      interest to Series B preferred stock          $  530,430
    Accrual of dividends on Series B and Series
      A preferred stock                             $   24,548
    Surrender of common stock                       $       67

Actual amounts paid for interest and income taxes are as follows:

                                        Years Ended
                                          June 30,
                                     1996         1995
                                   --------     --------
         Interest                  $386,978     $539,042
                                   ========     ========

         Income taxes              $      -     $      -

13.	Employment	Agreements

The Company has entered into an employment agreement with an officer of the Company that expires December 31, 1997. The agreement provides for base cash compensation aggregating $122,000 per year adjusted for inflation, incentive bonuses totaling two percent of pretax profits, and stock bonuses equal to one share of common stock for each $10 of incentive bonus. Under the terms of the agreement, the Company has also granted options to purchase 20,000 shares of the Company's common stock at $5.50 per share, exercisable in increments upon the meeting of certain deadlines for operation of the first two planned giant screen tourist entertainment complexes. The exercise period of these options is five years following the operating commencement date of the respective sites. Additionally, $50,000 will be paid to this key employee for his work on each film produced by or for the Company. Should the Company terminate the employment agreement other than for criminal action, the Company is required to pay this key employee 150 percent of the remaining compensation and benefits that would have been payable had the agreement continued to full term. Also, the agreement provides for the Company to reimburse Dynatronics for a portion of the amount paid toward a salary continuation program for this employee. In 1996 and 1995, the Company's salary continuation expense was $34,134 and $34,211, respectively.

Additionally, the Company has entered into a consulting agreement with a former employee in replacement of a preexisting employment agreement. Under the consulting agreement, the former employee has been granted options to acquire up to 10,000 shares of common stock at a price of $5.50 per share. The options are currently exercisable and remain exercisable through September 30, 1998. As of June 30, 1996, none of these options had been exercised.

14.	Fair Value of 	Financial 	Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.
The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

15.	Recent 	Accounting 	Pronounce-	ment

In October 1995, the Financial Accounting
Standards Board issued SFAS No. 123,
"Accounting for Stock-Based Compensation."
SFAS No. 123 defines a fair value based
method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS No. 123 or elect to continue accounting for its stock option or similar equity awards using the intrinsic method, where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. If a company elects not to adopt SFAS No. 123, then it must provide pro forma disclosure of net income and earnings per share, as if the fair value based method had been applied.

SFAS No. 123 is effective for fiscal years that begin after December 15, 1995. Pro forma disclosures for entities that elect to continue to measure compensation cost under the old method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. It is currently anticipated that the Company will continue to account for stock-based compensation plans under the intrinsic method and therefore, SFAS No. 123 will have no effect on the Company's consolidated financial statements.

16.	Subsequent 	Events

On February 6, 1997, the Bankruptcy Court approved the Company's plan of reorganization
(the Plan). The Plan requires a capital infusion of $1,200,000 of which $600,000 was paid subsequent to June 30, 1996 with the remaining $600,000 to be paid prior to September 1997. Upon completion of the Plan the Company's ownership will be as follows:

       Stockholders'              % Owned
       ------------             -----------

       New capital infusion          80%
       Existing stockholders'        10
       Debenture holders              5
       Management                     5
                                -----------

       Total                        100%
                                ===========

The Plan also calls for a modification of the note payable to a bank, secured by the Branson Theater Complex (see note 9). The modified note will require monthly installments over the next thirteen years at a variable interest rate, commencing on April
1, 1997 and maturing on March 1, 2009. A schedule of the monthly installments and related interest rates are as follows:

                                     Monthly         Interest
      Period                       Installment         Rate
     --------                    ------------------------------

 April 1, 1997 to March 1, 1998     $  32,000               9%
 April 1, 1998 to March 1, 1999        33,000               9%
 April 1, 1999 to March 1, 2000        34,000     prime + .75%
 April 1, 2000 to March 1, 2001        35,000     prime + .75%
 April 1, 2001 to March 1, 2009        36,000     prime + .75%


The other creditors will receive from 10% to 100% of their claim plus common stock depending on the level of their claim.

The employment agreement was also modified to require an annual salary of $100,800, $250 per month car allowance, $35,000 retirement fund contribution and the use of condominium for living purposes.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION



By /s/ Kelvyn H. Cullimore                 Date:  June 11, 1997
   -----------------------
   Kelvyn H. Cullimore


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Paul M. Bluto                 Chairman of the Board,            6/11/97
----------------------------     Chief Financial Officer          -----------
Paul M. Bluto



/s/ Kelvyn H. Cullimore          Chief Executive Officer            6/11/97
----------------------------         and President                -----------
Kelvyn H. Cullimore



/s/ Kelvyn H. Cullimore, Jr.             Director                   6/11/97
----------------------------                                      -----------



/s/ Francis E. McLaughlin                Director                   6/11/97
----------------------------                                      -----------
Francis E. McLaughlin



____________________________             Director                 ___________
Kumar V. Patel