Form 10QSB
period 1997-03-31
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1997-07-18
CIK 875428

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________

Commission File Number:  0-21070


             International Tourist Entertainment Corporation
             -----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

       U.S. Virgin Islands                    		66-0426648
 ------------------------------            ---------------------
(State or other jurisdiction of              	(IRS Employer
 incorporation or organization)             	Identification No.)

            7030 Park Center Drive, Salt Lake City, Utah  84121
            ----------------------------------------------------
              (Address of principal executive offices)  (ZIP Code)

                     	        (801) 566-9000
                        ---------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       	1. Yes            No    X
                               -------       --------
                       	2. Yes    X       No
                               -------       --------


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes   X    No
   -------   --------

The number of shares outstanding of the issuer's common stock, no par value as of June 17, 1997 is 6,735,397 shares.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               -----   ------

             INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                            TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                            Page Number

Condensed Balance Sheet
   March 31, 1997                                             	1


Condensed Statements of Operations
   Three and Nine Months Ended March 31, 1997
   and March 31, 1996	                                         2


Condensed Statements of Cash Flows
   Nine Months Ended March 31, 1997
   and March 31, 1996 	                                        3


Notes to Condensed Financial Statements 	                      4


Item 2.  Management's Discussion and Analysis
    or Plan of Operation	                                      6


Part II.   OTHER INFORMATION	                                  8

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                             Condensed Balance Sheet
                                  (Unaudited)
[CAPTION]

                                                                                        March 31
                  ASSETS                                                                  1997
                                                                                   ------------------

Current assets:
   Cash and cash equivalents                                                       $         798,667
   Receivables                                                                                13,956
   Inventories                                                                                57,653
   Prepaid  expenses                                                                          13,163
   Prepaid leases-current                                                                    166,915
   Current portion of notes receivable - tenants                                               4,889
                                                                                   ------------------
         Total current assets                                                              1,055,243

Prepaid leases-non current                                                                 1,424,204
Notes receivable-tenants                                                                       1,373
Film development costs, net of amortization of $67,500                                       832,500

Property and equipment, at cost                                                            5,466,105
     Less accumulated depreciation                                                           514,766
                                                                                   ------------------
         Net property and equipment                                                        4,951,339

Deposits                                                                                      59,276
                                                                                   ------------------
         TOTAL ASSETS                                                              $       8,323,935
                                                                                   ==================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $       1,101,197
   Accrued expenses                                                                          980,758
   Current installments of capital lease obligations                                          21,672
   Notes payable and current installments of long-term debt                                  672,011
   Notes payable to related parties                                                          508,824
                                                                                   ------------------
         Total current liabilities                                                         3,284,462
Long-term debt, excluding current installments:
   Capital lease obligations                                                                  (7,802)
   Credit facility, notes, and mortgages payable                                           3,922,684
   10% Convertible debenture, due June 1, 2008                                             2,055,000
Security deposits                                                                             25,968

Stockholders' equity
   Common stock, $.001 par value.  Authorized 40,000,000
   shares, issued and outstanding 6,179,291 shares at March 31, 1997                           6,179

   Additional paid-in capital                                                             10,360,359
   Accumulated deficit                                                                   (11,322,915)
                                                                                   ------------------
         Net stockholders' equity                                                           (956,377)
                                                                                   ------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $       8,323,935
                                                                                   ==================

See accompanying notes to condensed financial statements.

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                       Condensed Statements of Operations
                                    (Unaudited)

[CAPTION]

                                                                       Three Months Ended              Nine Months Ended
                                                                            March 31                       March 31
                                                                       1997          1996            1997            1996
                                                                   ------------   -----------    ------------   -------------
Revenue:
 Theater admissions                                               $     226,576       178,157       1,335,215        1,322,328
 Restaurant                                                             175,223       124,061       1,446,047        1,026,040
 Concession and retail sales                                             40,202        29,769         227,233          203,261
 Retail rental income                                                    75,049        58,001         309,370          238,639
                                                                  --------------  ------------   -------------  ---------------
                                                                        517,050       389,988       3,317,865        2,790,268
Costs and expenses:
 Direct exhibition expenses                                              40,582        52,259         148,099          196,892
 Direct restaurant                                                       66,383        62,369         436,988          342,615
 Direct concession and retail costs                                      22,413        16,457         122,605          108,874
 Other operating expenses                                                92,189        77,162         350,526          318,453
 Selling, general and administrative expenses:
  Salaries and wages                                                    231,444       198,101         964,303          831,868
  Advertising                                                            76,432        43,346         241,802          215,861
  Depreciation and amortization                                          81,462       183,865         245,817          547,693
  Occupancy                                                              68,864        63,298         219,991          222,934
  Other                                                                 169,572       163,730         476,439          498,213
                                                                  --------------  ------------   -------------  ---------------
                                                                        849,341       860,587       3,206,571        3,283,403
                                                                  --------------  ------------   -------------  ---------------
  Operating income (loss)                                              (332,291)     (470,600)        111,294         (493,135)

Other income (expense):
 Interest income                                                          5,627           709          16,818            5,782
 Gain on sale of fixed assets                                                 0             0             500              450
 Interest expense                                                      (199,338)     (176,824)       (576,788)        (546,060)
 Interest expense on loans from related parties                               0       (11,902)              0          (25,206)
                                                                  --------------  ------------   -------------  ---------------
  Other income (expense), net                                          (193,711)     (188,017)       (559,470)        (565,034)
                                                                  --------------  ------------   -------------  ---------------

  Net loss                                                             (526,002)     (658,617)       (448,176)      (1,058,169)

Less accrued series B preferred stock dividends                               0       (53,742)              0         (162,407)
                                                                  --------------  ------------   -------------  ---------------

                                                                  $    (526,002)     (712,359)       (448,176)      (1,220,576)
                                                                  ==============  ============   =============  ===============
  Loss applicable to common stock

Net loss per common share                                         $       (0.12)        (0.88)          (0.23)           (1.51)
                                                                  ==============  ============   =============  ===============


Weighted average common
   shares outstanding                                                 4,209,335       806,088       1,940,504          806,088

See accompanying notes to condensed financial statements.

                    INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                           Condensed Statements of Cash Flows
                                      (Unaudited)
[CAPTION]

                                                                                                 Nine Months Ended
                                                                                                      March 31,
                                                                                               1997             1996
                                                                                        ---------------   ---------------
Cash flows from operating activities:
   Net loss                                                                             $       (478,837)        (1,058,168)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                                              245,817            547,693
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables and notes receivable-tenants                            9,534             34,465
        Decrease (increase) in inventories                                                        (6,194)            46,104
        Decrease (increase) in deposits and prepaid expenses                                     (24,104)            14,868
        Decrease (increase) in prepaid leases                                                    125,187            125,186
        Increase (decrease) in accounts payable and other accrued expenses                        68,028            461,694
        Increase (decrease) in other operating liabilities                                          (832)             9,850
                                                                                        ----------------  -----------------
                         Net cash provided by (used in) operating activities                     (61,401)           181,692

Cash flows from investing activities:
   Capital expenditures                                                                         (161,108)          (163,636)
   Proceeds from sale of fixed assets                                                                  0              5,951
                                                                                        ----------------  -----------------
                         Net cash provided by (used in) investing activities                    (161,108)          (157,685)

Cash flows from financing activities:
   Principal payments under capital lease obligations                                            (21,355)           (13,218)
   Principal payments on long-term debt                                                         (105,196)          (120,103)
   Proceeds from mortgage loan and note payable                                                        0            100,000
   Proceeds from issuance of common stock                                                        785,549                  0
                                                                                        ----------------  -----------------
                        Net cash provided by (used in) financing activities                      658,998            (33,321)
                                                                                        ----------------  -----------------

Increase (decrease) in cash and cash equivalents                                                 436,489             (9,314)

Cash and cash equivalents at beginning of period                                                 362,179            163,587
                                                                                        ----------------  -----------------

Cash and cash equivalents at end of period                                              $        798,668            154,273
                                                                                        ================  =================


Supplemental cash flow information:
  Cash paid during the period for interest  (net of amount capitalized)                          349,996            304,819

Supplemental disclosure of non-cash investing and financing activities:
  Capital lease obligations incurred for property and equipment                                        0             11,013
  Short-term notes payable and long-term debt incurred for fixed assets                                0             20,804
  Accrual of dividends on Series B preferred stock                                                     0            162,407

See accompanying notes to condensed financial statements.

                INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                    Notes to Condensed Financial Statements
                                  March 31, 1997
                                    (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

International Tourist Entertainment Corporation (the "Company") commenced operations in October 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report of form 10-KSB for the year ended June 30, 1996 as filed with the Securities and Exchange Commission.


NOTE 2.  BANKRUPTCY FILING AND PLAN OF REORGANIZATION

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


NOTE 3.  NET LOSS PER SHARE

For all periods presented, the Company's loss per share is based on the weighted average number of common shares outstanding. Common share equivalents resulting from options or warrants outstanding during the
periods have not been included as they are antidilutive.   The number of
common shares has been adjusted to reflect certain provisions of the Plan of Reorganization as described in NOTE 2 of the Notes to the Financial Statements; including issuance of 170,090 shares upon conversion of the preferred shareholders, issuance of 635,999 shares upon exchange of the common shareholders, issuance of 4,433,490 shares to Mr. Bluto, issuance of 403,045 shares to management pursuant to an incentive program, and issuance of 536,667 shares subscribed in the private placement as of March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

ITEC Attractions (the trade name of the Company) began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October, 1993. This facility is known as the OZARKS DISCOVERY IMAX THEATER AND MALL. It contains a 532 seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. In addition, the facility includes an enclosed shopping mall with approximately 22,000 square feet of leased retail space. MCFARLAIN'S, a family restaurant in the mall has been owned and operated by the Company since May 1, 1995. During the reporting quarter, the Company acquired assets to begin the operation of McFarlain's Back Porch, a deli express and bakery in the mall. Seventeen other shops and kiosks are currently leased to third parties. One kiosk in the mall is owned and operated by the Company.

During the reporting quarter the Company received confirmation of its Plan of Reorganization from the U.S. Bankruptcy Court. The Plan requires a reorganization of the Company including a capital infusion of $1.2 million, of which $600,000 was paid in February, 1997 with the remaining $600,000 to be paid prior to September 10, 1997. Investors of the new capital will retain approximately 80 percent of the Company's common stock. Pre-petition shareholders, debentureholders/creditors, and management will retain approximately 10 percent, 5 percent and 5 percent of the Company's common stock respectively.

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 1997 increased 33 percent to $517,050 as compared with $389,988 for the same quarter of the previous year. The Company reported revenue increases in every segment of its operation, with the largest increases coming from theater admissions and restaurant operations. Revenues for the reporting quarter were comprised of ticket sales (43.8%), restaurant sales (33.9%), concession and retail sales (7.8%) and retail rental income (14.5%). Revenues for the nine month period ended March 31, 1997 increased 19 percent to $3,317,865 as compared to $2,790,268 in the prior year period. This $527,597 increase is primarily related to increased revenues at the Company's McFarlain's restaurant and the addition of McFarlain's Back Porch express deli and bakery.

Costs and expenses were $849,341 for the reporting quarter and $3,206,571 for the nine months ended March 31, 1997 as compared to expenses of $860,587 and $3,283,403 respectively for comparable periods of the previous year. Costs were up primarily due to the addition of the McFarlain's Back Porch deli and bakery operation discussed above. Depreciation expense decreased $102,403 during the reporting quarter as a result of the Company's $5.1 million write down of assets in the fourth quarter of fiscal 1996.

The operating loss for the reporting quarter was $332,291 as compared to $470,600 in the same quarter of the prior year. For the nine month period ended March 31, 1997, the Company generated an operating profit of $111,294 as compared to an operating loss of $493,135 in the prior year period. These improvements are primarily due to increased revenues during the quarter and nine month period together with decreased depreciation and amortization expenses.

Interest expense increased by $22,514 for the quarter ended March 31, 1997 and by $30,728 for the nine month period as compared to the comparable periods of the prior year.

The net loss in the reporting quarter was $526,002 compared to a net loss of $658,617 in the same quarter of the previous year. The net loss for the nine-month period ended March 31, 1997 was $448,176 as compared to $1,058,169 in the prior year period. This improvement for both the three and nine-month periods is related to the significant increase in revenues together with the decrease in depreciation/amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, current assets totaled $1,055,243 while current liabilities totaled $3,284,462. The Company's current ratio at March 31, 1997 was .32 to 1. However, these amounts do not reflect the implementation of the Company's Plan of Reorganization.

The Company's Plan of Reorganization, which was confirmed on February 6, 1997 by the U.S. Bankruptcy Court will relieve the Company of approximately $2,177,989 of long-term debt and approximately $3,193,647 of current liabilities in the fourth quarter of the current fiscal year. The Company will pay approximately $600,000 to satisfy these liabilities.

Going forward, the Company expects to be able to finance its operations and immediate capital requirements from its operations and capital invested pursuant to the Plan of Reorganization.

BUSINESS PLAN

The Company is in the process of seeking trading status for its common stock on the NASDAQ Bulletin Board. Management anticipates receiving approval for trading later this summer.

The Company is currently offering to accredited investors up to approximately 2.1 million Units at a price of $.30 per Unit for an aggregate consideration of $650,000. Each Unit consists of one restricted share of common stock of the Company and one warrant to purchase one restricted share of common stock of the Company at a price of $1.00 per share. No underwriter or selling agent is being used in connection with this offer and sale. As of June 17, 1997, the Company had received orders for approximately one-half of the private placement.

                      PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
        -----------------

Except for the bankruptcy filing described above, there are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject.

Item 2.	Changes in Securities
        ---------------------

Pursuant to the Company's Plan of Reorganization confirmed on
February	6, 1997 by the U.S. Bankruptcy Court, shareholders of
preferred stock receive .8 shares of common stock of the Company
for each share of preferred stock 	held by them pre-petition,
rounded to the nearest whole share and	shareholders of common
stock receive 1 share of the common stock of the Company for each 10 shares of common stock held by them pre-petition, rounded to the nearest whole share.

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

Item 3.	Defaults Upon Senior Securities
        -------------------------------

Not applicable.


Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

During the reporting quarter, shareholders, debentureholders,
and creditors 	voted in favor of the Company's Second Amended
Plan of 	Reorganization  Dated December 18, 1996.

Item 5.	Other Information
        -----------------

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K
        --------------------------------

A) Exhibits:
4.1 Specimen Certificate for the common stock of the Registrant
(incorporated by reference to the Registrant's Registration
Statement on Form S-1, Registration No. 33-48630).

10.3	  Ground Lease Agreement dated July 27, 1993 between
Treasure Lake R.V. Resort Camping Club, Inc. and International Tourist Entertainment Corporation (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132).

10.4	  Loan Agreement dated July 30, 1993 for loan from
Boatmen's Bank, Branson, Missouri to International Tourist
Entertainment Corporation (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132).

10.5  	Deed of Trust dated July 30, 1993 for benefit of
Boatmen's Bank, Branson, Missouri (incorporated by reference to
Registration Statement on Form S-1, Registration No. 33-64132).

10.10	  Distribution Agreement dated July 14, 1995 between Imax
Corporation and the Company (incorporated by reference to Form
10-KSB for the year ended June 30, 1996).

10.11	  Second Amended Plan of Reorganization dated December
18, 1996 and 	Second Amended Disclosure Statement in Support of
Proposed Second Amended Plan of Reorganization dated December
18, 1996 (incorporated by reference to Form 8-K filed on February 26, 1997).

10.12   	Third Modification Agreement dated March 1, 1997 between
Boatmen's Bank of Southern Missouri and the Company
(incorporated by reference to Form 10-KSB for the year ended
June 30, 1996).

10.13  	 System Lease Agreement as amended dated August 1, 1993
between IMAX Corporation and the Company (incorporated by reference to Form 10-KSB for the year ended June 30, 1996).

B)  Reports on Form 8-K :
    -------------------

On February 19, 1997, the Company filed a report on Form 8-K reporting a change in its certifying accountant. The Company engaged Tanner + Co., Salt Lake City, Utah, to replace KPMG Peat Marwick LLP as the principal accountant to audit the Company's financial statements. There have been no disagreements between the Company and the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the two years ended June 30, 1995 or any subsequent period preceding the change described herein.

On February 26, 1997, the Company filed a report on Form 8-K
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



		Date   7/9/97                             /S/ Paul M. Bluto
       -------------------                 ---------------------------
                                         		Paul M. Bluto
                                         		Chairman and
                                         		Principal Financial Officer



 Date    7/9/97                             /S/ Kelvyn H. Cullimore
       -------------------                 ---------------------------
                                           Kelvyn H. Cullimore
                                           President
                                           Chief Executive Officer
                                           Duly Authorized Officer