Form 10QSB
period 1996-09-30
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1997-09-16
CIK 875428

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
September 30, 1996.

[ ] Transition Report Under Section 13 or 15(d) of the
Exchange Act for the transition period from _________ to
_________

Commission File Number:  0-21070


          International Tourist Entertainment Corporation
          -----------------------------------------------
 (Exact name of small business issuer as specified in its charter)

       U.S. Virgin Islands                    		66-0426648
       -------------------                      ----------
(State or other jurisdiction of              	(IRS Employer
 incorporation or organization)          	  Identification No.)

         7030 Park Centre Drive, Salt Lake City, Utah  84121
         ---------------------------------------------------
         (Address of principal executive offices)  (ZIP Code)

                   	        (801) 566-9000
                            --------------
                      (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days.
                     	1. Yes            No    X
                             -------       -------
                     	2. Yes    X       No
                             -------       -------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 after the distribution of
securities under a plan confirmed by a court.  Yes   X    No

The number of shares outstanding of the issuer's common stock, no par value as of June 17, 1997 is 6,735,397 shares.

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    ------    -------

       INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                      TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                           Page Number
                                                         -----------
Condensed Balance Sheet
   September 30, 1996 	                                       1


Condensed Statements of Operations
   Three Months Ended September 30, 1996
   and September 30, 1995	                                    2


Condensed Statements of Cash Flows
   Three Months Ended September 30, 1996
   and September 30, 1995 	                                   3


Notes to Condensed Financial Statements 	                     4


Item 2.  Management's Discussion and Analysis
    or Plan of Operation	                                     6


Part II.   OTHER INFORMATION	                                 8

               INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                          Condensed Balance Sheets
                                  (Unaudited)

[CAPTION]

                                                                 September 30
                ASSETS                                               1996
                ------                                           ------------
Current assets:
   Cash and cash equivalents                                   $       642,520
   Receivables                                                          24,160
   Deposits                                                             12,126
   Inventories                                                          54,896
   Prepaid  expenses                                                    14,174
   Prepaid leases-current                                              166,915
   Current portion of notes receivable - tenants                         5,024
                                                               ---------------
        Total current assets                                           919,815

Prepaid leases-non current                                           1,507,661
Notes receivable-tenants                                                 4,883

Film Development costs, net of amortization of $22,500                 877,500

Property and equipment, at cost                                      5,315,977
     Less accumulated depreciation                                     395,511
                                                               ---------------
        Net property and equipment                                   4,920,466

        TOTAL ASSETS                                           $     8,230,325
                                                               ===============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $     1,180,012
   Accrued expenses                                                    741,594
   Current installments of capital lease obligations                    29,746
   Notes payable and current installments of long-term debt            674,636
   Notes payable to related parties                                    608,825
                                                               ---------------
        Total current liabilities                                    3,234,813
Long-term debt, excluding current installments:
   Capital lease obligations                                            (1,092)
   Credit facility, notes, and mortgages payable                     3,929,206
   10% Convertible debenture, due June 1, 2008                       2,055,000
Accrued rent land lease-non current                                    183,130
Security deposits                                                       28,800

Stockholders' equity
   Preferred stock, $.001 par value.  Authorized 5,000,000
      shares,  issued and outstanding 212,613 shares as of
      September 30, 1996                                                   213
   Common stock, $.001 par value.  Authorized 40,000,000
      shares, issued and outstanding 6,359,985 shares as of
      September 30, 1996                                                 6,360
   Additional paid-in capital                                        9,598,966
   Accumulated deficit                                             (10,805,071)
                                                               ---------------
        Net stockholders' equity                                    (1,199,532)
                                                               ---------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     8,230,325
                                                               ===============

See accompanying notes to condensed financial statements.
                                     1

                  INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                         Condensed Statements of Operations
                                    (Unaudited)

[CAPTION]

                                                          Three Months Ended
                                                             September 30

                                                          1996           1995
                                                     -------------  -------------
Revenue:
  Theater admissions                                 $    634,999        694,652
  Restaurant                                              572,554        321,789
  Concession and retail sales                              91,174        150,789
  Retail rental income                                    106,705         84,433
                                                     ------------    -----------
                                                        1,405,432      1,251,663
Costs and expenses:
  Direct exhibition expenses                               72,313        102,002
  Direct restaurant                                       165,501         93,402
  Direct concession and retail                             50,107         70,474
  Other operating expenses                                130,703        127,405
  Selling, general and administrative expenses:
     Salaries and wages                                   337,015        307,787
     Advertising                                           90,640        100,170
     Depreciation and amortization                         81,562        181,278
     Occupancy                                             81,826         87,474
     Other                                                146,270        174,301
                                                     ------------    -----------
                                                        1,155,937      1,244,293
                                                     ------------    -----------
     Operating income (loss)                              249,495          7,370

Other income (expense):
  Interest income                                           4,474          2,426
  Interest expense                                       (190,413)      (192,888)
                                                     ------------    -----------
     Other income (expense), net                         (185,939)      (190,462)
                                                     ------------    -----------

     Net gain (loss)                                 $     63,556       (183,092)

Less accrued series B preferred stock dividends           (24,548)       (54,923)
                                                     ------------    -----------

     Gain (loss) applicable to common stock                39,008       (238,015)
                                                     ============    ===========

Net gain (loss) per common share                     $       0.01          (0.04)
                                                     ============    ===========

Weighted average common
   shares outstanding                                   6,359,995      6,359,995

See accompanying notes to condensed financial statements.

                    INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                           Condensed Statements of Cash Flows
                                      (Unaudited)
[CAPTION]

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                        1996           1995
                                                                                     -----------    ------------
Cash flows from operating activities:
   Net loss                                                                          $   39,007       (183,667)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                                      81,562        181,278
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables and notes receivable-tenants                  (4,314)        (2,660)
        Decrease (increase) in inventories                                               (3,437)       (15,853)
        Decrease (increase) in deposits and prepaid expenses                             22,036         17,361
        Decrease (increase) in prepaid leases                                            41,729         41,729
        Increase (decrease) in accounts payable and other accrued expenses              115,358         85,392
        Increase (decrease) in other operating liabilities                                2,000          1,500
                                                                                     -----------    -----------
                         Net cash provided by (used in) operating activities            293,941        125,080

Cash flows from investing activities:
   Capital expenditures                                                                 (10,981)       (58,129)
                                                                                     -----------    -----------
                         Net cash provided by (used in) investing activities            (10,981)       (58,129)

Cash flows from financing activities:
   Principal payments under capital lease obligations                                    (6,571)        (5,763)
   Principal payments on long-term debt                                                   3,951        (72,105)
   Payment of deferred stock offering costs                                                   0         (5,726)
                                                                                     -----------    -----------
                        Net cash provided by (used in) financing activities              (2,620)       (83,594)
                                                                                     -----------    -----------

Increase (decrease) in cash and cash equivalents                                        280,341        (16,643)

Cash and cash equivalents at beginning of period                                        362,179        163,587
                                                                                     -----------    -----------

Cash and cash equivalents at end of period                                           $  642,520        146,944
                                                                                     ===========    ===========


Supplemental cash flow information:
  Cash paid during the period for interest  (net of amount capitalized)                 106,652              0

Supplemental disclosure of non-cash investing and financing activities:
  Short-term notes payable and long-term debt incurred for fixed assets                       0         20,804
  Accrual of dividends on Series B preferred stock                                       24,548         54,923

See accompanying notes to condensed financial statements.

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

During the quarter ended March 31, 1997 the Company received confirmation of its Plan of Reorganization from the U.S. Bankruptcy Court. The Plan requires a reorganization of the Company including a capital infusion of $1.2 million, of which $600,000 was paid in February, 1997 and $600,000 was paid prior to September 10, 1997. Investors of the new capital will retain approximately 80 percent of the Company's common stock. Pre-petition shareholders, debentureholders/creditors, and management will retain approximately 10 percent, 5 percent and 5 percent of the Company's common stock respectively.

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 1996 increased 12 percent to $1,405,432 as compared with $1,251,088 for the same quarter of the previous year. This increase is primarily related to increased revenues at the Company's McFarlain's restaurant in the mall. Revenues for the reporting quarter were comprised of ticket sales (45.2%), restaurant sales (40.7%), concession and retail sales (6.5%) and retail rental income (7.6%).

Costs and expenses were $1,155,938 for the reporting quarter as compared to expenses of $1,244,293 in the previous year. Depreciation expense decreased $99,716 during the reporting quarter as a result of the Company's $5.1 million write down of assets in the fourth quarter of fiscal 1996.

Operating income for the reporting quarter was $249,494 as compared to $6,795 in the same quarter of the prior year. This improvement is primarily due to increased revenues during the quarter together with decreased depreciation and amortization expenses.

Interest expense totaled $190,413 for the quarter ended
September 30, 1996 as compared to $192,888 for the similar period of the prior year.

Net income for the reporting quarter was $39,008 compared to a net loss of $238,590 in the same quarter of the previous year.
This improvement is primarily related to the increase in revenues together with the decrease in depreciation/amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, current assets totaled $919,814 while current liabilities totaled $3,234,812. The Company's current ratio at September 30, 1996 was .28 to 1. However, these amounts do not reflect the implementation of the Company's Plan of Reorganization. The Company's Plan of Reorganization, which was confirmed on February 6, 1997 by the U.S. Bankruptcy Court will relieve the Company of approximately $2.2 million of long-term debt and approximately $3.2 of current liabilities related to unsecured creditors in the fourth quarter of the current fiscal year. The Company will pay approximately $600,000 to satisfy these liabilities.

Going forward, the Company expects to be able to finance its operations and immediate capital requirements from its operations and capital invested pursuant to the Plan of Reorganization.

BUSINESS PLAN

The Company is in the process of seeking trading status for its common stock on the NASDAQ Bulletin Board. Management anticipates receiving approval for trading during the summer of 1997.

The Company is currently offering solely to accredited investors up to approximately 2.1 million Units at a price of $.30 per Unit for an aggregate consideration of $650,000.
Each Unit consists of one restricted share of common stock of the Company and one warrant to purchase one restricted share of common stock of the Company at a price of $1.00 per share. These securities are not registered under the Securities Act of 1933 and may not be offered or resold absent registration or pursuant to an applicable exemption from registration under the Securities Act of 1993. No underwriter or selling agent is being used in connection with this offer and sale. As of June 17, 1997, the Company had received orders for approximately one-half of the private placement.

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

Item 3.	Defaults Upon Senior Securities
        -------------------------------

        Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        No matters were submitted to a vote of security holders during the quarter ended September 30, 1996. During the quarter ended March 31, 1997,
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



		Date   9/11/97                     /s/ Paul M. Bluto
       -------------                 ------------------------
                                   		Paul M. Bluto
                                   		Chairman and
                                   		Principal Financial Officer



 Date    9/11/97                     /s/ Kelvyn H. Cullimore
       -------------                 ------------------------
                                     Kelvyn H. Cullimore
                                     President
                                     Chief Executive Officer
                                     Duly Authorized Officer