Form 10QSB
period 1996-12-31
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1997-10-02
CIK 875428

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                              FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________

Commission File Number:  0-21070


             International Tourist Entertainment Corporation
             -----------------------------------------------
    (Exact name of small business issuer as specified in its charter)

       U.S. Virgin Islands                             		66-0426648
---------------------------------                  ----------------------
(State or other jurisdiction of                       	(IRS Employer
 incorporation or organization)                     	Identification No.)

            7030 Park Center Drive, Salt Lake City, Utah  84121
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
                         	1. Yes            No    X
                                 ------        -------
                          2. Yes    X       No
                                 ------        -------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes   X    No
    -----     ------

The number of shares outstanding of the issuer's common stock, no par value as of September 16, 1997 is 8,015,397 shares.

Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                               ----   ----

                INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                 TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                Page Number
                                                              -----------

Condensed Balance Sheet
   December 31, 1996                                              	1


Condensed Statements of Operations
   Three and Six Months Ended December 31, 1996
   and December 31, 1995	                                          2


Condensed Statements of Cash Flows
   Six Months Ended December 31, 1996
   and December 31, 1995 	                                         3


Notes to Condensed Financial Statements 	                          4


Item 2.  Management's Discussion and Analysis
    or Plan of Operation	                                          6


Part II.   OTHER INFORMATION	                                      8

              INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                          Condensed Balance Sheet
                                  (Unaudited)

                                                               December 31
                  ASSETS                                          1996
                  ------                                       -----------

Current assets:
   Cash and cash equivalents	                                  $   651,395
   Receivables                                                     	13,847
   Deposits                                                        	17,126
   Inventories                                                     	39,803
   Prepaid expenses                                                	12,861
   Prepaid leases-current                                         	166,915
   Current portion of notes receivable - tenants                    	5,024
                                                               -----------
         Total current assets                                     	906,971

Prepaid leases-non current                                      	1,465,933
Notes receivable-tenants                                            	2,259

Film Development costs, net of amortization of $45,000            	855,000

Property and equipment, at cost                                 	5,324,608
     Less accumulated depreciation                                	455,804
                                                               -----------
         Net property and equipment                             	4,868,804

         TOTAL ASSETS                                          $ 8,098,967
                                                               ===========


         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------

Current liabilities:
   Accounts payable                                            $ 1,165,666
   Accrued expenses                                                912,039
   Current installments of capital lease obligations               	23,220
   Notes payable and current installments of long-term debt       	674,636
   Notes payable to related parties                               	508,824
                                                               -----------
         Total current liabilities                              	3,284,384
Long-term debt, excluding current installments:
   Capital lease obligations                                       	(1,934)
   Credit facility, notes, and mortgages payable                	3,926,093
   10% Convertible debenture, due June 1, 2008                  	2,055,000
Security deposits                                                  	26,800

Stockholders' deficit
   Preferred stock, $.001 par value.  Authorized 5,000,000
      shares, issued and outstanding 212,613 shares as of
      December 31, 1996                                               	213
   Common stock, $.001 par value.  Authorized 40,000,000
      shares, issued and outstanding 6,359,985 shares as of
      December 31, 1996                                             	6,360
   Additional paid-in capital                                   	9,598,965
   Accumulated deficit                                        	(10,796,913)
                                                               -----------
         Net stockholders' deficit                              (1,191,375)
                                                               -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY 	                                $ 8,098,967
                                                               ===========

See accompanying notes to condensed financial statements.

                  INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                         Condensed Statements of Operations
                                     (Unaudited)


                                                    Three Months Ended           Six Months Ended
                                                        December 31                   December 31
                                                    1996          1995            1996         1995
                                                -----------  -------------   ------------ ------------
Revenue:
 Theater admissions          	                  $  473,641     	449,518       	1,108,639    1,144,170
 Restaurant                     	                  698,269     	476,554       	1,270,824     	797,768
 Concession and retail sales                       	95,857     	126,915         	187,031	     277,704
 Retail rental income                             	127,616      	96,205         	234,321      180,638
                                                ----------   ----------       ----------   ----------
                                                	1,395,384   	1,149,192       	2,800,815 	  2,400,280
Costs and expenses:
 Direct exhibition expenses                   	     35,204      	42,631         	107,518  	   144,633
 Direct restaurant                                	205,104     	127,739         	370,606   	  221,140
 Direct concession and retail costs           	     50,085      	81,048          100,191      151,522
 Other operating expenses                    	     127,633     	113,886         	258,336      241,291
 Selling, general and administrative expenses:
  Salaries and wages                              	395,844  	   325,980         	732,859  	   633,767
  Advertising                                       74,730      	72,345      	   165,371   	  172,515
  Depreciation and amortization                    	82,793     	182,550          164,355     	363,828
  Occupancy                                        	69,301      	72,162          151,127     	159,636
  Other                                           	160,597     	160,183    	     306,866    	 334,484
                                                ----------   ----------       ----------   ----------
                                                	1,201,292   	1,178,522  	     2,357,230   	2,422,815
                                                ----------   ----------       ----------   ----------
  Operating income (loss)                         	194,092     	(29,330)         443,586    	 (22,535)
Other income (expense):

 Interest income                                    	7,216       	2,648      	    11,190       	5,073
 Gain on sale of fixed assets                           	0         	450              500          450
 Interest expense                                	(187,036)   	(189,652)       	(377,449)    (382,540)
                                                ----------   ----------       ----------   ----------
   Other income (expense), net                   	(179,820)   	(186,554)       	(365,759)   	(377,016)
                                                ----------   ----------       ----------   ----------
   Net income (loss)                               	14,272    	(215,884)          77,827  	  (399,552)

Less accrued series B preferred stock dividends         	0     	(53,742)    	          0     (108,655)
                                                ----------   ----------       ----------   ----------
   Gain (loss) applicable to common stock 	     $   14,272 	   (269,626)  	       77,827 	   (508,207)
                                                ==========   ==========       ==========   ==========

Net loss per common share  	                    $     0.00       	(0.04)        	   0.01 	      (0.08)
                                                ==========   ==========       ==========   ===========

Weighted average common
   shares outstanding                           	6,359,985   	6,359,995 	      6,359,985  	  6,359,995

See accompanying notes to condensed financial statements.

                                     2

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                        Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                     Six Months Ended
                                                                       December 31
                                                                    1996          1995
                                                                 ----------   -----------
Cash flows from operating activities:
   Net loss                                         	            $  77,827     	(399,552)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                               	164,355 	     363,828
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables and notes
          receivable-tenants                                    	    8,622 	      15,082
        Decrease (increase) in inventories                     	    11,656         7,007
        Decrease (increase) in deposits and prepaid expenses       	18,349 	       7,844
        Decrease (increase) in prepaid leases                  	    83,457 	      83,458
        Increase (decrease) in accounts payable and other
          accrued expenses                                        	 57,665  	    235,481
        Increase (decrease) in other operating liabilities               0  	      1,500
                                                                ----------    ----------
          Net cash provided by (used in) operating activities      421,931 	     314,648

Cash flows from investing activities:
   Capital expenditures                                           	(19,613) 	   (160,970)
                                                                ----------    ----------
          Net cash provided by (used in) investing activities      (19,613) 	   (160,970)

Cash flows from financing activities:
   Principal payments under capital lease obligations             	(13,939) 	    (10,302)
   Principal payments on long-term debt                          	 (99,163)  	  (106,584)
   Payment of deferred stock offering costs                            	 0  	     (5,726)
                                                                ----------    ----------
          Net cash provided by (used in) financing activities   	 (113,102) 	   (122,612)
                                                                ----------    ----------

Increase (decrease) in cash and cash equivalents                 	 289,216  	     31,066

Cash and cash equivalents at beginning of period                 	 362,179 	     163,587
                                                                ----------    ----------

Cash and cash equivalents at end of period                     	$  651,395 	     194,653
                                                                ==========    ==========


Supplemental cash flow information:
  Cash paid during the period for interest
     (net of amount capitalized)                                  	239,310 	     294,869

Supplemental disclosure of non-cash investing and
 financing activities:
  Capital lease obligations incurred for property
     and equipment 	                                                     0	        5,433
  Short-term notes payable and long-term debt incurred
     for fixed assets                                                   	0 	      20,804
  Accrual of dividends on Series B preferred stock                      	0  	    108,665

See accompanying notes to condensed financial statements.

                                          3

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                    Notes to Condensed Financial Statements
                                December 31, 1996
                                    (Unaudited)

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

The Plan of Reorganization is to be capitalized with a $1.2 million investment of additional cash. The first installment of $600,000 was delivered to the Company on or about February 24, 1997 by Mr. Paul M. Bluto for which he received approximately 4,433,490 shares of the common stock of the Company. The second installment of $600,000 will be provided to the Company from proceeds of a private placement of the Company's common stock on or before September 10, 1997. Mr. Paul M. Bluto has agreed that at the conclusion of the offering period he will purchase unsold Units in such amount that the total proceeds of the offering to the Company will be at least $600,000. Investors in this private placement will receive up to 2,166,667 shares of the common stock of the Company and warrants to purchase up to 2,166,667 shares of the common stock of the Company. The financial statements at December 31, 1996 do not reflect the proposed bankruptcy plan as the plan was filed in February, 1997.


NOTE 3.  NET INCOME OR LOSS PER SHARE

For all periods presented, the Company's income or loss per share is based on the weighted average number of common shares outstanding. Common share equivalents resulting from options or warrants outstanding during the periods have not been included as they are antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

ITEC Attractions (the trade name of the Company) began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October, 1993. This facility is known as the OZARKS DISCOVERY IMAX THEATER AND MALL. It contains a 532 seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. In addition, the facility includes an enclosed shopping mall with approximately 22,000 square feet of leased retail space. MCFARLAIN'S, a family restaurant in the mall, has been owned and operated by the Company since May 1, 1995. Seventeen other shops and kiosks are currently leased to third parties. One kiosk in the mall is owned and operated by the Company.

On February 6, 1997 the Company received confirmation of its Plan of Reorganization from the U.S. Bankruptcy Court. The Plan required a reorganization of the Company including a capital infusion of $1.2 million, of which $600,000 was paid in February, 1997 and $600,000 was paid by September 10, 1997. Investors of the new capital own approximately 80 percent of the Company's common stock. Pre-petition shareholders, debentureholders/creditors, and management retain approximately 10 percent, 5 percent and 5 percent of the Company's common stock respectively.

RESULTS OF OPERATIONS

Revenues for the quarter ended December 31, 1996 increased 21 percent to $1,395,384 as compared with $1,149,192 for the same quarter of the previous year. Revenues for the six-month period ended December 31, 1996 increased 17 percent to $2,800,815 as compared to $2,400,280 in the prior year period. During the reporting quarter, the Company generated a 47 percent increase in revenues at the Company's McFarlain's restaurant in the mall together with a 33 percent increase in rental income and a five percent increase in theater revenues. Concession and retail sales for the reporting quarter decreased 24 percent due to the Company having sold its Gingerbread Kids Clothing Shop operation in the mall. Revenues for the reporting quarter were comprised of ticket sales (33.9%), restaurant sales (50.0%), concession and retail sales (6.9%) and retail rental income (9.1%).

Costs and expenses were $1,201,292 for the reporting quarter as compared to expenses of $1,178,522 in the similar quarter of the previous year. Costs and expenses were $2,357,203 for the six-month period ended December 31, 1996 compared to $2,422,815 in the prior year period. Depreciation expense decreased $99,757 during the reporting quarter and $199,473 for the six-month period as a result of the Company's $5.1 million write down of assets in the fourth quarter of fiscal 1996 ended June 30, 1996.

Operating income for the reporting quarter was $194,092 as compared to a loss of $29,330 in the same quarter of the prior year, while operating income for the six-month period totaled $443,586 compared to an operating loss of $22,535 in the prior year period. This improvement is primarily due to increased revenues as discussed above together with decreased depreciation and amortization expenses.

Interest expense totaled $187,036 for the quarter ended December 31, 1996, as compared to $189,652 for the similar period of the prior year. Interest expense for the six month period ended December 31, 1996 totaled $377,449 as compared to $382,540 in the prior year period.

Net income for the reporting quarter was $14,272 compared to a net loss of $269,626 in the same quarter of the previous year. Net income for the six-month period was $77,827 as compared to a net loss of $508,207 in the prior year period. This improvement is primarily related to the increase in revenues discussed above together with the decrease in depreciation/amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, current assets totaled $906,971 while current liabilities totaled $3,284,384. The Company's current ratio at December 31, 1996 was .28 to 1. However, these amounts do not reflect the implementation of the Company's Plan of Reorganization. The Company's Plan of Reorganization, which was confirmed on February 6, 1997 by the U.S. Bankruptcy Court, relieved the Company of approximately $2.2 million of long-term debt and approximately $3.2 of current liabilities related to unsecured creditors in the fourth quarter of fiscal 1997. The Company paid approximately $600,000 to satisfy these liabilities.

On September 10, 1997, the Company completed a private offering solely to accredited investors of 2 million Units at a price of $.30 per Unit for an aggregate consideration of $600,000. Each Unit consists of one restricted share of common stock of the Company and one warrant to purchase one restricted share of common stock of the Company at a price of $1.00 per share. These securities are not registered under the Securities Act of 1933 and may not be offered or resold absent registration or pursuant to an applicable exemption from registration under the Securities Act of 1933.
No underwriter or selling agent was used in connection with this offer and sale.

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

Item 2.	Changes in Securities
        ---------------------

        Pursuant to the Company's Plan of Reorganization confirmed on
        February	6, 1997 by the U.S. Bankruptcy Court, shareholders of
        preferred stock received .8 shares of common stock of the Company for each share of preferred stock held by them pre-petition, rounded to the nearest whole share and shareholders of common stock received 1 share of the common stock of the Company for
        each	10 shares of common stock held by them pre-petition,
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

Item 3.	Defaults Upon Senior Securities
        -------------------------------

        Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        No matters were submitted to a vote of security holders during
        the quarter ended December 31, 1996.  	During the quarter ended
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


	Date     9/30/97                            /s/ Paul M. Bluto
      ----------------                       -------------------------
                                             Paul M. Bluto
                                           		Chairman and
                                           		Principal Financial Officer



 Date     9/30/97                            /s/ Kelvyn H. Cullimore
      ----------------                       -------------------------
                                             Kelvyn H. Cullimore
                                             President
                                             Chief Executive Officer
                                             Duly Authorized Officer