Form 10KSB
period 1997-06-30
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1997-10-07
CIK 875428

                               	UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                	FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ____________.

                        Commission file number 0-21070

               INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

     U.S. Virgin Islands    	    				             66-0426648
     -------------------                         ------------
   (State of Incorporation)	    					(IRS Employer Identification No.)

                           	7030 Park Centre Drive
                         	Salt Lake City, Utah  84121
                               (801) 566-9000

    Securities registered pursuant to Section 12(b) of the Act:  None
       	Securities registered pursuant to Section 12(g) of the Act:
                        	Common Stock, $.001 par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                            (1) Yes    X        No
                            (2) Yes    X        No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant's revenues for its fiscal year ended June 30, 1997 were $4,893,055.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $900,000 as of September 24, 1997, computed by reference to the price of which the stock was sold, or the average bid and asked prices of such stock.

Check whether the issuer has filed all documents and reports required by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes    X   No        .

The number of shares outstanding of each of the registrant's classes of common equity as of September 24, 1997:
        	  Class								                         Shares Outstanding
           -----                                 ------------------
Common Stock, $.001 par value						                  8,015,397

Exhibit index at page _____.
Transitional Small Business Disclosure Format (check one):  Yes      No   X .

                                  PART I

Item 1.	Description of Business
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

    	The Plan of Reorganization provides for the reorganization of the Company. The terms of the reorganization provide for (i) the payment in full of priority, administrative and tax claims, (ii) the modification of the Boatmen's Bank secured claim, (iii) settlement of the Bank of Nova Scotia secured claim by delivery of the St. Thomas, U.S. Virgin Islands property of the Company to the Bank of Nova Scotia, (iv) the performance of the Great Southern mortgage obligation on a condominium owned by the Company in accordance with its terms, (v) debentureholders were able to elect to receive cash in the amount of 12 1/2% of their claims and one-half share of the common stock of the Company for each $10.00 of their claim; or cash in the amount of 10% of their claims and one and one-half shares of the common stock of the Company for each $10.00 of their claim, (vi) creditors with Allowed Unsecured Claims were able to elect to receive cash in the amount of 12 1/2% of their Allowed Unsecured Claims; or cash in the amount of 10% of their Allowed Unsecured Claims and one share of the common stock of the Company for each $10.00 in debt, (vii) preferred shareholders received .8 shares of the common stock of the Company for each share of preferred stock held by them, rounded to the nearest whole share, and
(viii) common shareholders received 1 share of the common stock of the Company for each 10 shares of common stock held by them pre-petition, rounded to the nearest whole share.

    	The Plan of Reorganization was capitalized with a $1.2 million investment of additional cash. The first installment of $600,000 was delivered to the Company on or about February 24, 1997 by Mr. Paul M. Bluto for which he received approximately 4,433,490 shares of the common stock of the Company. The second installment of $600,000 was provided to the Company from proceeds of a private placement of the Company's common stock on or before September 10, 1997. Investors in this private placement received 2,000,000 shares of the common stock of the Company and warrants to purchase 2,000,000 shares of the common stock of the Company.

Branson Facility
----------------

    	The total size of the Branson facility is approximately 60,000 square feet. The main feature of this facility is a 532 seat IMAX giant screen theater. The theater's screen is approximately 62 feet high by 83 feet wide. In addition to the theater, the Branson facility contains a lobby area and retail shopping space with approximately 22,000 square feet of leasable retail and restaurant space and approximately 2,000 square feet of leasable office space. The Company owns and operates a 500 seat full service family restaurant under the name "McFarlain's" at the Branson facility. During 1997, the Company acquired the deli operation in the mall in its Branson facility and named the new operation, McFarlain's Back Porch Deli and Bakery.

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

    	The Company's theme film is produced in the IMAX film format. The Company has leased a giant screen projection system, sound system and projection screen for its Branson facility from Imax Corporation. The System Lease Agreement is dated August 1, 1993 and is between the Company and Imax Corporation. The lease is for an initial term of ten years, renewable for an additional ten year term at the election of the Company. The lease generally provides for an initial payment of rents in the amount of $1,200,000, and a royalty percentage based upon net theater ticket revenues.

Competition
-----------

    	The Company operates a single facility in Branson, Missouri providing entertainment and food to tourists. The Company must compete with other entertainment attractions and restaurants in the Branson area for tourists which visit the Branson area and the Company will also be impacted by the competitive draw of Branson in relation to other locations.

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

Employees
---------

    	At June 30, 1997, the Company had approximately 134 full-time employees, almost all of which work at the Company's Branson facility, in the theater, the McFarlain's restaurant and the McFarlain's Back Porch Deli and Bakery. At June 30, 1996, the Company had approximately 103 full-time employees.

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

    	The Company owns a condominium in Branson, Missouri which it acquired in 1994 for $148,000 and which is subject to a mortgage at June 30, 1997 in the approximate principal amount of $110,000 in favor of Great Southern with monthly payments of $741. The condominium is used as a residence by the Company's president, Mr. Cullimore.

    	The Company owned a two and one-half acre site on St. Thomas which was the planned location of a giant screen complex. Pursuant to the Plan of Reorganization, during 1977 the Company conveyed the property to the Bank of Nova Scotia, which held a mortgage on the property in the principal amount of $480,000 at June 30, 1996, in full satisfaction of the Company's obligation to the bank.

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
Matters

    (a)  Market Information. Prior to February 1996, the Company's common stock was reported on the NASDAQ System.  Since February 1996, trading in the Company's common stock has been limited and sporadic.  There is presently no public trading market for the
         Company's common stock.  The Company's common stock may be traded in the future in the over-the-counter market.  Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The following table shows the range of high and low bid information available to the Company for the Company's common stock for the quarterly periods indicated.  The prices in the table have been adjusted to give effect to the implementation of the Company's Plan of Reorganization.  The common stock was first publicly traded in December 1992.
                                        					            High     	  Low
                                                         ----        ---

         1st Quarter (July 1994 - September 1994)			     $0.68     	$0.35
         2nd Quarter (October 1994 - December 1994)      	0.38     	 0.20
         3rd Quarter (January 1995 - March 1995)         	0.28      	0.15
         4th Quarter (April 1995 - June 1995)            	0.18      	0.08

         1st Quarter (July 1995 - September 1995)         0.14     	 0.06
         2nd Quarter (October 1995 - December 1995)       0.13      	0.01
         3rd Quarter (January 1996 - March 1996)          0.02      	0.00
         4th Quarter (April 1996 - June 1996)             0.00      	0.00

         1st Quarter (July 1996 - September 1996)         0.00     	 0.00
         2nd Quarter (October 1996 - December 1996)       0.00      	0.00
         3rd Quarter (January 1997 - March 1997)          0.00      	0.00
         4th Quarter (April 1997 - June 1997)             0.00      	0.00

    (b) Holders. The approximate number of record holders as of September 24, 1997 of the Company's common stock, $.001 par value, was 380. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including those beneficial owners, the Company estimates total shareholders exceed 1,100.

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

    	Commencing February 24, 1995, the Company issued 68,593 Units, each Unit consisting of one restricted share of the series B preferred stock of the Company, one series B warrant to purchase five restricted shares of the common stock of the Company at a price of $3.00 per share and one series C warrant to purchase five shares of the common stock of the Company at a price to be determined. The Units were issued to note holders of the Company in exchange for outstanding notes in the principal amount of $500,000, plus accrued interest, and to investors for $155,500 cash. The Units were offered and sold to investors through Euro-Atlantic Securities, Inc. for which it was paid a 10% commission and a 3% non-accountable expense allowance. The sale of these securities was made pursuant to available exemptions under Section 4(2) and the regulations promulgated pursuant thereto of the Securities Act of 1933, as amended.

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

    	In February 1997, the Company issued approximately 4,433,490 restricted shares of its common stock to Mr. Paul M. Bluto in consideration of $600,000 cash. No underwriter or selling agent was used in connection with this sale. The sale of these shares was made pursuant to available exemptions under Section 4(2), Section 4(6), and the regulations promulgated pursuant thereto of the Securities Act of 1933, as amended.

    	Commencing February 28, 1997 and completing on September 10, 1997, the Company offered and sold 2,000,000 Units at a price of $.30 per Unit for an aggregate consideration of $600,000, each Unit consisting of one restricted share of the common stock of the Company and one warrant to purchase one restricted share of the common stock of the Company at a price of $1.00 per share. No underwriter or selling agent was used in connection with this offer and sale. The sale of these shares was made pursuant to available exemptions under Section 4(2), Section 4(6), and the regulations promulgated pursuant thereto, of the Securities Act of 1933, as amended.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

    	The Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on January 25, 1996. An Order confirming the Company's Plan of Reorganization was entered on February 6, 1997.

Plan of Operation
-----------------

    	The Company expects that its call requirements will be satisfied with available funds and that the Company will not need to raise additional funds during the current fiscal year.

    	The Company does not expect to make any significant purchases or sales of property or equipment during the current fiscal year.

    	The Company does not expect any significant changes in the number of employees during the current fiscal year.

Financial Condition and Results of Operations
---------------------------------------------

    	At June 30, 1997 the Company had a cash balance of $260,774. The Company had working capital at June 30, 1997 of $45,801 and a current ratio of 1.1 to 1.

    	The Company's Plan of Reorganization, which was confirmed on February 6, 1997, relieved the Company of approximately $3.2 million of current liabilities and approximately $2.2 million of long-term debt for which it paid approximately $600,000. This has significantly improved the Company's financial condition.

    	The Company expects to be able to finance its operations and immediate capital requirements from current operations and capital invested pursuant to the Plan of Reorganization.

    	The Company has not been unusually impacted by inflation or changing prices during the past two years.

    	The Company's revenues for its fiscal year ending June 30, 1997 increased 20% to $4,893,055 compared to $4,067,089 for the fiscal year ending June 30, 1996. This increase was primarily due to increased revenues at the McFarlain's restaurant and the acquisition of the McFarlain's Back Porch Deli and Bakery in the mall.

    	The Company's direct costs for film exhibition decreased to $213,486 as compared to $253,514 in the prior year. This decrease is due to a reduction in film rental expenses paid to third parties. The Company primarily exhibits its own theme film: "Ozarks: Legacy and Legend," which premiered on April 28, 1995. Restaurant expenses increased to $645,633 as compared to $396,914 in the prior year period, primarily due to increased sales volume at McFarlain's restaurant and the addition of the McFarlain's Back Porch operation. Concession expenses decreased to $177,370 as compared to $234,733 in fiscal 1996 as a result of the sale of the Company's Gingerbread Kids operation in the mall.

    	Selling, general and administrative expenses for the fiscal year ended June 30, 1997 increased 1.9 percent to $3,742,244 as compared to $3,674,242 in the prior year. Management remains focused on controlling expenses while increasing revenues at its Branson facility.

	    During fiscal 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No.
121 requires that long-lived assets and certain identifiable intangibles which are held and used by the Company be reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the Company estimated the future cash flows expected to result from the use of various assets including the Company's property, film and intangible assets and recognized an impairment loss in the amount of $5,118,198 for the year ended June 30, 1996.

    	Income from operations for fiscal 1997 was $114,322 compared to an operating loss of $5,610,512 in fiscal 1996 which was primarily related to the write-down of assets discussed above.

    	Interest expense for the 1997 fiscal year reflects carrying costs of the Company's mortgage on the Branson theater complex, the Company's 1993 Debentures issued in September 1993 and borrowings required to complete the production of the Ozarks film. The 1993 Debentures and other borrowings were converted to equity in connection with the Company's Plan of Reorganization.

    	Net income applicable to common stock for the fiscal year ended June 30, 1997 totaled $3,567,849 as compared to a net loss of $6,577,586 for 1996. The June 30, 1997 net income included an extraordinary gain in the amount of $4,086,766 from forgiveness of debt in the Company's bankruptcy reorganization.

Item 7.  Financial Statements
         --------------------

    	The Financial Statements of the Company required by this Item are attached as a separate section of this report and are listed in Part IV,
Item 13 of this Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    	On February 11, 1997, the Company notified KPMG Peat Marwick LLP, Salt Lake City, Utah, that it would not be retained as the principal accountant to audit the Company's financial statements for the June 30, 1996 year. The accountant's report on the Company's financial statements for the fiscal year ended June 30, 1995 contained a going concern explanatory paragraph. There have been no disagreements between the Company and the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the two years ended June 30, 1995 or any subsequent period preceding the change described herein.

    	On February 12, 1997, the Company engaged Tanner + Co., Salt Lake City, Utah, as the principal accountant to audit the Company's financial statements. The Board of Directors of the Company has approved the change of accountants.

                                 	PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

    	The directors and executive officers of the Company at September 24, 1997 are:

      	Name			            Age	               Position in Company
       ----               ---                -------------------

Paul M. Bluto			    	      68	          Chairman of the Board and Chief
                                        Financial Officer

Kelvyn H. Cullimore		     	62	          President, Chief Executive
                                        Officer, and Director

Robert J. Cardon	   	    		34	          Secretary/Treasurer

Kelvyn H. Cullimore, Jr.	 	41	          Director

Francis E. McLaughlin	   		55	          Director

Kumar V. Patel				         51	          Director

Thomas J. Carlson			       44	          Director

Michael L. Pitman			       41	          Senior Vice President of Marketing

Randy S. Brashers			       28          	Vice President of Operations

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

    	Kelvyn H. Cullimore has served as President of the Company since its incorporation in 1986. He has been a director since 1986, served as Chairman of the Board from 1986 to February 1997 and became Chief Executive Officer in February 1997. Mr. Cullimore received a B.S. in Marketing from Brigham Young University in 1957 and, following graduation, worked for a number of years as a partner in a family-owned home furnishings business in Oklahoma City, Oklahoma. Mr. Cullimore has participated in the organization and management of various enterprises, becoming the president or general partner in several business entities, including real estate, the motion picture industry and equipment partnerships and has served on the board of directors of Brighton Bank and a privately-owned wholesale travel agency. Since 1975, Mr. Cullimore has consulted for independent film production and distribution companies and has been involved in the raising of capital for the production of feature-length films. From 1979 to 1992, Mr. Cullimore served as chairman of the board and president of American Consolidated Industries ("ACI"), a corporate affiliate of Dynatronics Corporation, which in 1992 was merged with and into Dynatronics
Corporation. ACI was a privately-owned holding company for various investments. From 1983 to 1992, Mr. Cullimore also served as president of Dynatronics Corporation and from 1983 to present, he has served as chairman of the board of Dynatronics Corporation, a publicly-held company whose securities are registered under the Securities Exchange Act of 1934, as amended.

    	Robert J. Cardon was appointed Corporate Secretary of the Company in February 1992 and became Treasurer of the Company in February 1997. Since 1988, Mr. Cardon has served as administrative assistant to the President of the Company and of Dynatronics Corporation, and since December 1992 has served as Corporate Secretary of Dynatronics Corporation. From 1987 to 1988, Mr. Cardon was employed as a registered representative of an investment banking firm. He received his B.A. in 1987 and his M.B.A. in 1990, both from Brigham Young University.

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

    	Thomas J. Carlson became a Director in June, 1997. Mr. Carlson has been in a private law practice for over 14 years in Springfield, Missouri. From 1987 to 1993, he served as Mayor of Springfield and currently serves as a member of Springfield's City Council. He serves on various community service boards of directors. Mr. Carlson received a JD degree from the University of Missouri at Kansas City in 1979 and a BA degree in Journalism from George Washington University in 1975.

    	Michael L. Pitman has been with the Company since April of 1993. He served as Marketing Director until June of 1997 at which time he was elected Senior Vice President of Marketing. Prior to his employment with ITEC, Mr. Pitman was a salesman for a natural sugar company and a regional food brokerage. Prior to that time, he managed Ike's Candy Company in Salt Lake City, Utah for five years.

    	Randy S. Brashers was elected Vice President of Operations for the Company in June of 1997. Mr. Brashers is a life-long resident of the Ozarks. He grew up in the retail and wholesale broker business and graduated with a B.S. degree from Southern Missouri State University. He was employed by the Kimberling City Chamber of Commerce prior to joining ITEC in December of 1993. He has served as floor manager, assistant operations manager and as operations manager prior to his current position.

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

    	During fiscal 1997 and up through September 10, 1997, several of the Company's directors and officers acquired stock in the Company. These individuals include: Paul Bluto who purchased 4,433,490 shares pursuant to the Plan of Reorganization and 539,573 shares in the Company's private placement; Kelvyn Cullimore who acquired 201,523 shares pursuant to the Plan of Reorganization and purchased 16,667 shares in the Company's private placement; Frank McLaughlin who purchased 66,667 shares in the Company's private placement; Tom Carlson who purchased 66,667 shares in the private placement and became a Director in June, 1997; Kumar Patel who purchased 100,000 shares in the private placement; Michael Pitman who acquired 70,363 shares pursuant to the Plan of Reorganization; and Randy Brashers who acquired 70,363 shares pursuant to the Plan of Reorganization. In addition, Mr. Bluto may be considered to be a control person of Gs&W Services which purchased 383,333 shares in the private placement. The Company believes that all Section 16(a) filings applicable to its officers, directors and greater than 10% beneficial owners have been made, however, the filings pertaining to these transactions or events were made subsequent to the prescribed filing periods.

Item 10.  Executive Compensation
          ----------------------

Compensation of Executive Officers
----------------------------------

    	The following table sets forth the compensation of the Company's chief executive officer during the fiscal years ended June 30, 1997, 1996, and 1995. No other executive officer had a total annual salary and bonus exceeding $100,000.

                        Summary Compensation Table

                                    	                                          Long Term Compensation
                                                                               ----------------------
                              Annual Compensation                          Awards                 Payouts
                      ----------------------------------------    -----------------------  ---------------------
                                                       Other      Restricted
Name and                                              Annual         Stock             	     LTIP     All Other
Principal                                             Compen-       Award(s)     Options/   Payouts    Compen-
Position              Year   Salary($)   Bonus($)    sation($)        ($)         SAR(#)      ($)     sation($)
--------              ----   --------    --------   ----------    -----------    -------  ---------- -----------
Kelvyn H. Cullimore	  1997   $100,800    $   -0-    $ 37,076(1)   $     -0-        -0-    $   -0-    $    -0-(3)
CEO(2)			             1996   $124,784    $   -0-    $ 38,791(1)   $     -0-        -0-    $   -0-    $    -0-
                   			1995   $125,538    $   -0-    $ 42,074(1)   $     -0-        -0-    $   -0-    $    -0-

-------------------------------------------------------------------

    (1) Included in these amounts are premiums of $34,224 for 1997, $34,134 for 1996, $34,211 and for 1995 on insurance policies funding a salary continuation plan for Mr. Kelvyn H. Cullimore. Also included are life insurance premiums, disability insurance premiums and personal usage of a Company automobile or car allowance.

    (2) Mr. Cullimore's presence in Branson on behalf of the Company is considered temporary and therefore, the above Compensation Table does not include any amount for use of the condominium by Mr. Cullimore. The Company paid approximately $11,400 for the condominium during each of the last three fiscal years.

    (3) Mr. Cullimore received 201,523 shares of restricted common stock as part of the Company's Plan of Reorganization in fiscal 1997. The stock had no value at that time, and since the value is not determinable, no value is placed on the stock.

	    The Company did not grant to executive officers nor were there outstanding any stock options or stock appreciation rights during its last completed fiscal year ending June 30, 1997.

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

    	Mr. Cullimore receives one-half of an incentive bonus pool equal to 50% of positive cash flow from operations per year from $200,000 to $300,000, 25% from $300,000 to $400,000, and 10% in excess of $400,000.

Compensation of Directors
-------------------------

     Directors of the Company receive $250.00 per meeting for service as directors of the Company. The Board of Directors will meet quarterly or more often as needed. Directors are reimbursed for expenses incurred on behalf of the Company in attending directors' meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

    	The following table sets forth, as of September 24, 1997, certain information with respect to any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's capital stock, each director, certain executive officers and as to all directors and officers as a group:

                            				        Common Stock Beneficially Owned
                                        -------------------------------
      			        		                       Number
         Name                    			    of shares 	       % of Class(1)
         ----                           ---------         -------------

  	Paul M. Bluto (2)                  		5,367,409            		67.0%

   Kelvyn H. Cullimore (3)              		463,982            	 	5.8%

   Kelvyn H. Cullimore, Jr. (4)          	230,339              	2.9%

   Francis E. McLaughlin                 		74,697            	 	0.9%

   Kumar V. Patel                       		100,000             		1.2%

   Thomas J. Carlson	                    		66,667             		0.8%

   Michael L. Pitman	                    		70,563	             	0.9%

   Randy S. Brashers		                     70,543	             	0.9%

   All Directors and Officers
   of the Company as a Group
   (9 persons)(5)                    			6,213,860            		77.5%

   ___________________

  	(1) These calculations are based upon a total of 8,015,397 shares outstanding as of September 24, 1997. Pursuant to the Plan of Reorganization, 284,243 shares of common stock are issued to debentureholders upon conversion of their claims; 88,530 shares of common stock are issued to unsecured creditors upon conversion of their claims; 635,999 shares of common stock are issued to pre-petition common shareholders; 170,090 shares of common stock are issued to pre-petition preferred shareholders; 403,045 shares of common stock are issued to management of the Company pursuant to an incentive program; 4,433,490 shares of common stock are issued to Mr. Bluto in consideration of $600,000 cash; and 2,000,000 shares of common stock are issued to investors in the Company's 1997 private placement in consideration of $600,000 cash of which Mr. Bluto was an investor.

  	(2) Mr. Bluto owns 11,013 shares as a result of the pre-petition holdings of himself and his wife and acquired 4,433,490 shares pursuant to the Plan of Reorganization. Mr. Bluto acquired 539,573 additional shares in the Company's private placement which was completed subsequent to June 30, 1997. In addition, Mr. Bluto, as trustee, may be deemed to be a control person of the GS&W Services Defined Benefit Plan which owns 383,333 shares which are included in Mr. Bluto's holdings.

  	(3) Mr. Cullimore owns 10,453 shares as a result of pre-petition holdings, he received 201,523 shares as part of the Company's Plan of Reorganization and he owns 5,000 shares which he received in satisfaction of claims as a creditor of the Company. In addition, Mr. Cullimore acquired 16,667 shares of common stock in the Company's private placement. Mr. Cullimore may be deemed to be a control person of Dynatronics Corporation which owns 230,339 shares, which are included in Mr. Cullimore's holdings.

  	(4) Mr. Cullimore, Jr. may be deemed to be a control person of Dynatronics Corporation which owns 230,339 shares, which are included in Mr. Cullimore, Jr.'s holdings.

	   (5) The calculation of beneficially owned shares of all executive officers and directors as a group eliminates the duplicate entries of shares owned by Dynatronics which are reflected in the beneficial ownership of both Kelvyn H. Cullimore and Kelvyn H. Cullimore, Jr.

Item 12.  Certain Relationships And Related Transactions
          ----------------------------------------------

    		Mr. Kelvyn H. Cullimore is the Chairman of the Board of Dynatronics
Corporation.  Mr. Kelvyn H. Cullimore, Jr. is the President and a Director of
Dynatronics Corporation.  Kelvyn H. Cullimore and Kelvyn H. Cullimore, Jr. may
be considered to be affiliates of Dynatronics Corporation by virtue of their positions with Dynatronics Corporation.  The Company pays Dynatronics
Corporation, an affiliate of the Company, $6,000 per month to provide administrative, payroll, staffing, accounting functions and support.
Dynatronics Corporation owns approximately 3% of the common stock of the
Company (post reorganizaton).


                               PART IV

Item 13.	Exhibits and Reports on Form 8-K
         --------------------------------

	Documents filed as part of Form 10-K:

	Financial Statements Filed as part of Form 10-KSB:
 -------------------------------------------------

	Independent Auditors' Report
		Tanner + Co.	                                        F-2

	Balance Sheet at June 30, 1997	                       F-3

	Statements of Operations --
	years ended June 30, 1997 and 1996	                   F-4

	Statements of Stockholders'
	Equity -- years ended June 30,
	1997 and 1996 		                                      F-5

	Statements of Cash Flows --
	years ended June 30, 1997 and 1996 	                  F-6

	Notes to Financial Statements	                        F-7

	(a)	Exhibits

	 	Reg. S-B
		Exhibit No.             Description
  -----------             -----------

			  3.1	        Articles of Incorporation of the Registrant, as
                 amended (incorporated by reference to Registration
                 Statement on Form S-1, Registration No. 33-48630)

		   3.2	        Bylaws of the Registrant, as amended and restated on
                 April 6, 1991 (incorporated by reference to
                 Registration Statement on Form S-1, Registration No.
                 33-48630)

		   3.3	        Amendments to Bylaws of the Registrant dated August
                 28, 1991 and July 24, 1992 (incorporated by reference
                 to Registration Statement on Form S-1, Registration
                 No. 33-48630)

 		  4.1	        Specimen Certificate for the Common Stock of the
                 Registrant (incorporated by reference to Registration
                 Statement on Form S-1, Registration No. 33-48630)

  		 10.3	       Ground Lease Agreement dated July 27, 1993 between
                 Treasure Lake R.V. Resort Camping Club, Inc. and
                 International Tourist Entertainment Corporation
                 (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132)

  		 10.4	       Loan Agreement dated July 30, 1993 for loan from
                 Boatmen's Bank, Branson, Missouri to International
                 Tourist Entertainment Corporation (incorporated by reference to Registration Statement on Form S-1,
                 Registration No. 33-64132)

  		 10.5	       Deed of Trust dated July 30, 1993 for benefit of
                 Boatmen's Bank, Branson, Missouri (incorporated by reference to Registration Statement on Form S-1,
                 Registration No. 33-64132)

 	 	 10.10	      Distribution Agreement dated July 14, 1995 between
                 Imax Corporation and the Company

     10.11	      Second Amended Plan of Reorganization dated December
                 18, 1996 and Second Amended Disclosure Statement in
                 Support of Proposed Second	Amended Plan of
                 Reorganization dated December 18, 1996 (incorporated by reference to Form 8-K filed on February 26, 1997)

     10.12 	     Third Modification Agreement dated March 1, 1997
                 between Boatmen's	Bank of Southern Missouri and the
                 Company.

     10.13		     System Lease Agreement as amended dated August 1, 1993
                 between	IMAX Corporation and the Company.

     16.1	       Letter regarding change in certifying accountant
                 (incorporated by reference to a report on Form 8-K filed on February 19, 1997)

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



INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION



By  /s/ Kelvyn H. Cullimore				              Date:  September 30, 1997
  ----------------------------
   	Kelvyn H. Cullimore,
   	President


    	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Paul M. Bluto			           Chairman of the Board of Directors	   9/30/97
----------------------------   Chief Financial Officer              ---------
Paul M. Bluto				         					(Principal Financial Officer)


/s/ Kelvyn H. Cullimore		      Chief Executive Officer,		            9/30/97
----------------------------   President and Director               ---------
Kelvyn H. Cullimore			   					 (Principal Executive Officer)


/s/ Kelvyn H. Cullimore, Jr.		 Director				                          9/30/97
----------------------------                                        ---------
Kelvyn H. Cullimore, Jr.


/s/ Francis E. McLaughlin		    Director				                          9/30/97
----------------------------                                        ---------
Francis E. McLaughlin


/s/ Kumar V. Patel 	       				Director				                          9/30/97
----------------------------                                        ---------
Kumar V. Patel


                            			Director
----------------------------                                        ---------
Thomas J. Carlson

            	INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                     	Index to Financial Statements



                                                            	Page
                                                             ----

Report of Tanner + Co.	                                       F-2


Balance Sheet	                                                F-3


Statement of Operations	                                      F-4


Statement of Stockholders' Equity	                            F-5


Statement of Cash Flows	                                      F-6


Notes to Financial Statements	                                F-7

	INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Stockholders of International Tourist Entertainment Corporation


We have audited the balance sheet of International Tourist Entertainment Corporation as of June 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the two years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Tourist Entertainment Corporation as of June 30, 1997, and the results of its operations and its cash flows for the two years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.



TANNER + Co.









Salt Lake City, Utah
August 18, 1997 except for Note 14,
which is dated September 10, 1997

           INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                          	Balance Sheet

                                                        	June 30, 1997
                                                         -------------
              		Assets
                ------

Current assets:
   	Cash and cash equivalents                             $   260,774
   	Receivables                                                36,145
   	Inventories                                                59,939
   	Prepaid expenses                                            9,809
   	Current portion of prepaid leases                         166,915
                                                          -----------

   				Total current assets                                   533,582

Property and equipment, net                                 5,648,829
Prepaid leases                                              1,382,475
Deposits                                                       12,276
                                                          -----------

                                                          $ 7,577,162
                                                          ===========




     			Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
   	Accounts payable                                      $    47,558
   	Accrued expenses                                          322,731
   	Current portion of long-term debt                         117,492
                                                          -----------

   				Total current liabilities                              487,781

Accrued lease expense                                         225,391
Long-term debt                                              3,678,956
Deposits                                                       22,000
                                                          -----------

   				Total liabilities                                    4,414,128
                                                          -----------

Commitments and contingencies                                       -

Stockholders' equity:
   	Common stock, $.001 par value; authorized 40,000,000
	     shares; issued and outstanding 6,844,397 shares           6,844
   	Additional paid-in capital                             10,432,419
    Accumulated deficit                                    (7,276,229)
                                                          -----------

   				Total stockholders' equity                           3,163,034
                                                          -----------

                                                           $7,577,162
                                                          ===========


See accompanying notes to financial statements.

              INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                         	Statement of Operations

                                                	Years Ended June 30,
                                                    1997       1996
                                                 ---------  ----------
Revenues:
   	Theater admissions                          $1,880,773  $1,825,826
   	Restaurant and deli                          2,108,439   1,388,656
   	Concession and retail sales                    347,684     394,760
   	Retail rental income                           556,159     457,847
                                                ----------  ----------
                                                 4,893,055   4,067,089
Costs and expenses:
    Direct exhibition film costs                   213,486     253,514
   	Direct restaurant and deli costs               645,633     396,914
   	Direct concession and retail costs             177,370     234,733
   	Selling, general, and administrative
      expenses                                   3,742,244   3,674,242
   	Property, film, and intangible
      asset write-down                                   -   5,118,198
                                                ----------  ----------
                                                 4,778,733   9,677,601
                                                ----------  ----------

    				Income (loss) from operations              114,322  (5,610,512)
                                                ----------  ----------

Other income (expense):
   	Interest expense                              (657,363)   (759,939)
   	Interest income                                 22,451       7,388
   	Other                                            1,673      (1,910)
                                                ----------  ----------
                                                  (633,239)   (754,461)
                                                ----------  ----------

     				Loss before provision for income
         taxes and extraordinary item             (518,917) (6,364,973)

Provision for income taxes                               -           -
                                                ----------  ----------

Loss before extraordinary item                    (518,917) (6,364,973)

Extraordinary gain from forgiveness of
  debt, net of $-0- income taxes                 4,086,766           -
                                                ----------  ----------

     				Net income (loss)                      $3,567,849 $(6,364,973)
                                                ==========  ==========

  	Dividends on convertible preferred
     stock; unpaid                                       -    (212,613)
                                                ----------  ----------

     				Income (loss) applicable to common
           stock                                $3,567,849 $(6,577,586)
                                                ==========  ==========

Gain (loss) per common share
   	Continuing operations                       $     (.21)$    (10.34)
   	Extraordinary item                                1.66           -
                                                ----------  ----------

                                                $     1.45 $    (10.34)
                                                ==========  ==========

Weighted average common shares outstanding       2,463,738     635,999
                                                ==========  ==========


See accompanying notes to financial statements.

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                       	Statement of Stockholders' Equity

                      	Years Ended June 30, 1997 and 1996

                                                                                                     Total
                                                                     Additional                  Stockholders'
                           Preferred Stock         Common Stock        Paid-In     Accumulated      Equity
                          Shares      Amount     Shares     Amount     Capital       Deficit       (Deficit)
                          ------      ------     ------     ------     -------      ---------      ---------
Balance, July 1, 1995     212,613    $   213    635,999    $   636   $9,580,140    $(4,479,105)   $5,101,884

Net loss                        -          -          -          -            -     (6,364,973)   (6,364,973)
                          -------    -------    -------    -------   ----------    -----------    ----------

Balance, June 30, 1996    212,613        213    635,999        636    9,580,140    (10,844,078)   (1,263,089)

Conversion of debentures
and related interest for
common stock                    -          -    284,243        285        6,673              -         6,958

Conversion of preferred
stock to common stock    (212,613)      (213)   170,090        170           43              -             -

Issuance of common
stock for:
  Cash                          -          -  5,262,490      5,262      843,439              -       848,700
  Forgiveness of debt           -          -     88,530         88        2,125              -         2,213
  Bankruptcy settlement         -          -    403,045        403            -              -           403

Net income                      -          -          -          -            -      3,567,849     3,567,849
                          -------    -------  ---------   --------   ----------    -----------    ----------

Balance, June 30, 1997          -    $     -  6,844,397     $6,844  $10,432,420    $(7,276,229)   $3,163,034
                          =======    =======  =========   ========  ===========    ===========    ==========

See accompanying notes to financial statements.

              INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                          	Statement of Cash Flows

                                                           	Years Ended June 30,
                                                              1997        1996
                                                           ----------  -----------
Cash flows from operating activities:
  	Net income (loss)                                       $3,567,849  $(6,364,973)
  	Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
      		Depreciation and amortization                         349,045      731,264
      		Loss on disposition of property and equipment               -       79,502
      		Property, film, and intangible asset write-down             -    5,118,198
        Extraordinary gain from forgiveness of debt        (4,086,766)           -
      		(Increase) decrease in:
         			Receivables                                       (18,382)      26,082
         			Inventories                                        (8,480)      43,843
          		Deposits and prepaid expenses                      26,401       14,812
         			Prepaid leases                                    178,754      166,915
      		Increase (decrease) in:
         			Accounts payable and accrued expenses              (1,566)     678,468
          		Deposits                                           (4,800)       8,850
                                                          -----------   ----------

           				Net cash provided by
           				operating activities                             2,055      502,961
                                                          -----------   ----------

Cash flows from investing activities-
   	purchase of property and equipment                       (460,806)    (198,956)
                                                          -----------   ----------

Cash flows from financing activities:
   	Proceeds from debt                                          5,123      136,236
   	Payments on debt                                         (275,214)    (241,649)
   	Payments on debentures                                   (221,263)           -
   	Net proceeds from issuance of common stock                848,700            -
                                                          -----------   ----------

			           Net cash provided by (used in)
          				financing activities                            357,346     (105,413)
                                                          -----------   ----------

(Decrease) increase in cash and cash equivalents             (101,405)     198,592

Cash and cash equivalents, beginning of year                  362,179      163,587
                                                          -----------   ----------

Cash and cash equivalents, end of year                       $260,774   $  362,179
                                                          ===========   ==========

See accompanying notes to financial statements.

              INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                      	Notes to Financial Statements

                          	June 30, 1997 and 1996


1.	Summary of Significant Accounting Policies
   ------------------------------------------

Description of Business
-----------------------
The Company's principal business is in the tourist entertainment sector. The Company completed and placed in operation in October 1993 a giant screen tourist entertainment complex in Branson, Missouri, began showing its own theme film produced especially for the Branson location in April 1995. The Company also operates a restaurant (as of May 1995), a fast food concession as of March 1997 and a small retail store in the Branson complex.


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

1.	Summary of Significant	Accounting Policies (Continued)
   -----------------------------------------------------

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

Gain (Loss) Per Common Share
----------------------------
Net gain (loss) per common share is based on net gain
(loss) after preferred stock dividend requirements and the weighted average number of common shares outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents, determined using the treasury stock method. Fully diluted net gain (loss) per common share is not materially different from primary net gain (loss) per common share.

1.	Summary of Significant Accounting Policies (Continued)
   -----------------------------------------------------

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

Impairment of Assets
--------------------
In 1996, the Company adopted Statement of Financial
Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed of." The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. Under provision of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

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

2.	Property and Equipment
   ----------------------

Property and equipment consists of the following:

         Buildings                                 $4,542,766
         Equipment                                    619,528
         Furniture and fixtures                       272,029
         Film development costs                       900,000
                                                   ----------

                                                    6,334,323

         Less accumulated depreciation
           and amortization                          (685,494)
                                                   ----------

                                                   $5,648,829
                                                   ==========

3.	Related Party Transactions
   --------------------------

The Company pays Dynatronics Corporation
(Dynatronics), a company with common management a monthly fee for administrative staff, accounting services, and accounting personnel. The related costs are included in general and administrative expenses and amounted to $67,500 and $72,000, for the years ended June 30, 1997 and 1996, respectively.

During fiscal 1996, the Company leased vehicles under noncancelable operating lease agreements and reimbursed Dynatronics for vehicle lease expenses.
Rent expense for the year ended June 30, 1996, was approximately $14,800.

During 1995, Dynatronics guaranteed a commercial bank loan of $500,000 to the Company to pay for production of the Branson theme film. Dynatronics also made advances to the Company of $228,824 for reimbursement of expenses. Additionally, the Company borrowed
$300,000 under a promissory note, which is in default, that bears interest at prime plus 1/2 percent for the production of the Branson theme film from a director of the Company. There was no interest charged during the year ended June 30, 1997 and $25,683 for the year ended June 30, 1996. In consideration for the guarantee, advances and loans, the Company granted to Dynatronics and the director a security interest in its Branson theme film.

4.	Preferred Stock
   ---------------

Preferred Stock
---------------
The Company prior to its filing for bankruptcy protection, had issued and outstanding 212,613 shares of preferred stock. The preferred stock had various provisions including the conversion into common stock and the entitlement of dividends to be paid out of legally available funds at a rate of 10%. At June 30, 1996, dividends in arrears totaled $237,161.

The Company's bankruptcy's plan of reorganization provided for the conversion of each share of preferred stock plus the dividend in arrears into .8 shares of the Company's common stock. During May and June 1997, the Company converted the 212,613 shares of preferred stock plus the dividends in arrears into 170,090 shares of the Company's common stock.


5.	Convertible	Debenture	Offering
   ------------------------------

The Company at June 30, 1996 and 1995, had convertible debentures totaling $2,055,000. The debentures had an interest rate of 10% and were convertible into 316,154 shares of common stock.

During the year ended June 30, 1997 as part of the bankruptcy agreement, the Company modified the conversion rate and converted the $2,055,000 of debentures into cash payments of $221,264 and 284,243 shares of common stock. The Company realized a gain of $1,826,779 on the conversion of the debentures to common stock see note 14.


6.	Lease	Obligations
   -----------------

The Company has a ten year operating lease agreement for a giant screen theater projection and sound system for its Branson Theater Complex. Under the terms of this agreement, the Company was required to make advance rental payments. Such amounts, net of amortization, are reflected in prepaid leases in the accompanying financial statements. The advance rent payments are being amortized on a straight-line basis over the initial ten year lease term. Additionally, the lease agreement requires the payment of monthly rents in the amount of $9,223 throughout the remaining lease term, together with annual percentage royalties ranging from one to ten percent based upon the attainment of certain net theater admission revenue volumes. Advance and fixed minimum lease commitments related to this lease are included in the following tables.

6.	Lease Obligations	(Continued)
   -----------------------------

The Company also has a fifty year operating lease on land located in Branson, Missouri, the site of the Company's giant screen tourist entertainment complex.
An advance rent payment of $1,025,000 was made at the time of the lease which satisfied the Company's rent obligation for years one through twenty of the lease agreement. For years twenty-one through fifty of the lease, the Company is obligated to make quarterly rent payments aggregating $145,000 annually, these amounts are subject to an annual consumer price index adjustment. Base rents including the $1,025,000 in advance rents and the $145,000 annual amount commencing in the twenty-first lease year is expensed on a straight-line basis over the fifty-year lease term, which under the term of the agreement began
October 1, 1993. Amounts recorded as accrued rent land lease noncurrent in the accompanying balance sheet reflects an accrual for those portions of the rents that will be paid during years twenty-one through fifty which are expensed currently using the straight-line expense recognition method.

Advance rental payments associated with the theater system and land are reflected in the current portion of prepaid leases and prepaid leases in the accompanying balance sheet as summarized below:

       Advance rents:
           Theater system                          $  726,859
           Land                                       822,531
                                                   ----------
                                                    1,549,390
                                                   ----------

       Less current portion of prepaid leases
           Theater system                            (116,298)
           Land                                       (50,617)
                                                   ----------
                                                     (166,915)
                                                   ----------

       Prepaid leases                              $1,382,475
                                                   ==========

6.	Lease	Obligations	(Continued)
   ----------------------------

        Annual amortization expense is as follows:

            Theater system                         $  116,298
            Land                                       50,617
                                                   ----------
                                                   $  166,915
                                                   ==========

A schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1996, is as follows:

            		Year                                   Amount
              ----                                   ------
            		1998                                 $  158,324
             	1999                                    158,324
            		2000                                    156,383
            		2001                                    152,500
                                                      152,500
            		Thereafter                            4,655,000
                                                   ----------

            		Total                                $5,433,031
                                                   ==========


Rental expense on operating leases for the years ended
June 30, 1997 and 1996 was $154,441 and $152,500.

The Company leases certain equipment under noncancellable capital lease agreements. Assets under capital leases included in property and equipment are as follows:

              Equipment                            $  127,407

              Less accumulated amortization           (89,284)
                                                   ----------

                                                   $   38,123
                                                   ==========

Amortization expense for assets under capital lease during fiscal 1997 and 1996 was $25,257 and $28,311, respectively.

6.	Lease Obligations (Continued)
   ----------------------------

The capital lease obligations have an imputed interest rate approximately equal to the Company's borrowing rate for similar type transactions and are payable in monthly installments through October 2002. Future maturities and minimum payments on capital lease obligations are as follows:

     		Year                                         Amount
       ----                                         ------
     		1998                                       $  18,248
     		1999                                           8,176
     		2000                                           8,401
     		2001                                           6,191
     		2002                                           2,497
                                                  ---------

                                                     43,513

       Less amount representing interest              6,407
                                                  ---------

     		Present value of minimum capital
      		  lease obligations                       $  37,106
                                                  =========


7.	Lessor	Lease Agreements
   -----------------------

The Company has agreements to rent space as lessor to various retail tenants in its Branson, Missouri theater complex with terms ranging from one to five years. The agreements also include certain renewal terms for lease beyond five years, which are not included in the amounts below. As of June 30, 1997, the Company held $22,000 in deposits related to the leases.

A summary of future minimum rentals to be received follows:

        Year                                Amount
        ----                              ----------
       	1998                              $  241,460
      		1999                                 208,460
      		2000                                 136,360
      		2001                                  88,260
      		2002                                  73,260
      		Thereafter                            56,760
                                          ----------

        			Total                          $  804,560
                                          ==========

8.	Long-Term Debt
   --------------

Long-term debt is comprised of the following:

Note payable to a bank in monthly
installments of $32,000, including
interest 9% through February 1999, and
prime plus .75% thereafter, secured by
the theater complex                                  $3,460,532


Note payable to a bank in monthly
installments of $2,625, including
interest at 10.75%, secured by
equipment                                               105,905

4% to 12% adjustable rate mortgage
secured by real property payable in
monthly installments of $741 through
July 2019                                               109,469

10.65% promissory note secured by
equipment payable in monthly
installments of $1,514 through October
2003                                                     83,436

Capital lease obligations (see note 6)                   37,106
                                                      ---------

                                                      3,796,448

Less current portion                                    117,492
                                                      ---------

Long-term debt                                       $3,678,956
                                                      =========

Future maturities of long-term debt are as follows:

     		Year                                             Amount
       ----                                           ----------
     		1998                                           $  117,492
     		1999                                              125,393
     		2000                                              137,821
     		2001                                              149,026
     		2002                                              133,139
     		Thereafter                                      3,133,577
                                                      ----------

                                                      $3,796,448
                                                      ==========

9.	Income	Taxes
   ------------

The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before provision for income taxes for the following reasons:

                                               Years Ended
                                               December 31,
                                            1997          1996
                                         ----------    ----------

Federal income tax (provision) or
  benefit at statutory rate             $(1,208,000)   $2,164,000
Change in valuation allowance             1,208,000    (2,164,000)
                                        -----------    ----------

                                        $         -    $        -
                                        ===========    ==========

Deferred tax assets (liabilities) are comprised of the following:

   Write-down of assets                                $1,989,000
   Net operating loss carry forward                       546,000
   Depreciation                                           (89,000)
   Accrued rents                                           88,000
                                                       ----------

                                                        2,534,000

   Less valuation allowance                            (2,534,000)
                                                       ----------

                                                       $        -
                                                       ==========

9.	Income Taxes (Continued)
   -----------------------

At June 30, 1997, the Company has $1,400,000 of net operating loss carryforwards for income tax purposes to offset future income. These carryforwards expire in 2011.

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


10.	Write-Down of Assets
    --------------------

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

The write-down of assets at June 30, 1996 consisted of the following:

    Film development costs                      $2,602,886
    Building                                     1,206,044
    Project development and start-up costs       1,049,791
    Deferred debenture issuance costs              259,477
                                                ----------

                                                $5,118,198
                                                ==========

The Company did not have a write-down of assets during the year ended June 30, 1997.

11.	Supplemental	Cash Flow	Information
    ----------------------------------

During the year ended June 30, 1997, the Company had the following noncash investing and financing activities:

      Exchange of land for the settlement of
        a debt obligation                             $480,000
      Incurred debt for purchase of fixed
        assets                                        $148,522
      Realized gain on forgiveness of
        accounts payable, long-term debt and
        debentures as part of bankruptcy
        settlement                                  $4,086,766


Actual amounts paid for interest and income taxes are as follows:

                                                 Years Ended
                                                   June 30,
                                              1997         1996
                                            ---------   ----------

     		Interest                              $657,362     $386,978
                                             ========     ========

     		Income taxes                          $      -     $      -
                                             ========     ========

2.	Employment	Agreements
   ---------------------

The Company has entered into an employment agreement with an officer of the Company. The agreement provides for an annual salary of $100,800 per year, $250 per month car allowance, payment of health insurance premiums, $35,000 annual retirement fund contribution, use of a condominium for living purposes, and an incentive bonus arrangement based on annual cash flow over $200,000 per year.


13.	Fair Value of Financial	Instruments
    -----------------------------------

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

14.	Stock-Based Compensation
    ------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted.
The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock warrants.
 Had compensation expense for the Company's stock warrants been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                      June 30,
                                                 1997         1996
                                              ----------   ----------

     Net income (loss) - as reported          $3,567,849  $(6,364,973)
     Net income (loss) - pro forma            $3,527,396  $(6,364,973)
     Income (loss) per share - as reported    $    	1.45  $    (10.34)
     Income (loss) per share - pro forma      $    	1.43  $    (10.34)


The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      June 30,
                                                 1997         1996
                                              ----------   ----------

     Expected dividend yield                  $        -   $        -
     Expected stock price volatility                204%            -
     Risk-free interest rate                          5%            -
     Expected life of options                  18 months
                                              ==========   ==========


The weighted average fair value of options granted during the year ended June 30, 1997 are $.20.

14.	Stock-Based Compensation (Continued)
    -----------------------------------

The following table summarizes information about stock warrants outstanding at June 30, 1997:


                     Warrants Outstanding                      Warrants Exercisable
         -------------------------------------------------   ------------------------
                                   Weighted
                                    Average
                      Number       Remaining     Weighted       Number       Weighted
         Range of   Outstanding   Contractual     Average    Exercisable      Average
         Exercise       at           Life        Exercise         at         Exercise
          Prices      6/30/97       (Years)        Price       6/30/97         Price
         --------   -----------   -----------   ----------   -----------     ---------

         $   1.00      829,001        1.25        $	1.00       829,001         $	1.00
         ========   ===========   ===========   ==========   ===========     =========



15.	Bankruptcy
    ----------

On February 6, 1997, the Bankruptcy Court approved the
Company's plan of reorganization (the Plan). The Plan requires a capital infusion of $1,200,000 of which $848,700 was paid prior to June 30, 1997 for 3,262,490 shares of common stock and the remaining $351,300 was paid on September 10, 1997. Upon final approval of the Plan the Company's ownership will be approximately as follows:

            Stockholders'                               % Owned
            ------------                               ---------

            New capital infusion                            80%
            Existing stockholders'                          10
            Debenture holders                                5
            Management                                       5
                                                       ---------

            Total                                          100%
                                                       =========

15.	Bankruptcy (Continued)
    ----------------------

The Company prior to June 30, 1997, completed the following
related to the bankruptcy plan:
                                                                Gain on
                                                              Forgiveness
       Category             Description                          of Debt
     ------------         ---------------                    ---------------

     Accounts payable    To satisfy $1,257,832 of creditor
     and accrued         claims the Company issued and
     expenses            aggregate of 88,530 shares of
                         common stock and paid $101,565
                         in cash                                 $1,154,054

     Convertible         To satisfy $2,055,000 of
     debentures          debentures plus $274,000
                         of accrued interest the
                         Company issued 284,243
                         shares of common stock and
                         paid cash of 221,263.  The
                         terms of the conversion
                         were substantially
                         different than the
                         convertible terms when the
                         dentures were issued                     2,100,789

     Debt                The Company transferred
                         real estate in the Virgin
                         Islands to a creditor for
                         payment in full of a
                         $480,000 note payable.
                         The Company restructured
                         its mortgage note payable
                         and paid $103,801 in
                         satisfaction of $935,724
                         of notes payable                           831,923
                                                               ------------

     Total gain                                                  $4,086,766
                                                               ============

In addition, the Company converted its preferred stock to common stock (see note 4) and restructured the employment agreement to an officer. Final bankruptcy clearance has not been received.