Form 10QSB
period 1997-09-30
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1997-11-14
CIK 875428

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________

Commission File Number:  0-21070


             International Tourist Entertainment Corporation
             -----------------------------------------------
     (Exact name of small business issuer as specified in its charter)

       U.S. Virgin Islands                                 		66-0426648
--------------------------------                          -----------------
(State or other jurisdiction of                           	(IRS Employer
 incorporation or organization)                         	Identification No.)

           7030 Park Center Drive, Salt Lake City, Utah  84121
           ---------------------------------------------------
           (Address of principal executive offices)  (ZIP Code)

                     	        (801) 566-9000
                         -------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            	1. Yes    X     No
                                     -----       -----
                            	2. Yes    X     No
                                     -----       -----

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes   X    No
    -----     -----

The number of shares outstanding of the issuer's common stock, $.001 par value as of November 12, 1997 is 8,015,397 shares.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               -----   -----

           INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                           TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
                                                                 Page Number
                                                                 -----------

Condensed Balance Sheet
   September 30, 1997 	                                               1


Condensed Statements of Operations
   Three Months Ended September 30, 1997
   and September 30, 1996	                                            2


Condensed Statements of Cash Flows
   Three Months Ended September 30, 1997
   and September 30, 1996 	                                           3


Notes to Condensed Financial Statements 	                             4


Item 2.  Management's Discussion and Analysis
    or Plan of Operation	                                             5


Part II.   OTHER INFORMATION	                                         6

            INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                        Condensed Balance Sheet
                              (Unaudited)


                                                             September 30
         ASSETS                                                  1997
         ------                                              ------------

Current assets:
   Cash and cash equivalents                                 $    838,434
   Receivables                                                     33,996
   Inventories                                                     75,744
   Prepaid expenses                                                 9,868
   Prepaid leases-current                                         166,915
                                                             ------------

         Total current assets                                   1,124,957

Property and equipment, net                                     5,592,188
Prepaid leases-non current                                      1,340,747
Deposits                                                           12,276
                                                             ------------

         TOTAL ASSETS                                        $  8,070,168
                                                             ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
   Accounts payable                                          $     65,747
   Accrued expenses                                               331,101
   Current portion of long-term debt                              125,658
                                                             ------------

         Total current liabilities                                522,506

Accrued lease expense                                             239,479
Long-term debt                                                  3,638,656
Deposits                                                           22,000
                                                             ------------

         Total liabilities                                      4,422,641

Stockholders' equity
   Common stock, $.001 par value.  Authorized 40,000,000
      shares, issued and outstanding 8,015,397 shares as of
      September 30, 1997                                            8,015
   Additional paid-in capital                                  10,780,999
   Accumulated deficit                                         (7,141,487)
                                                             ------------

         Net stockholders' equity                               3,647,527
                                                             ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  8,070,168
                                                             ============

See accompanying notes to condensed financial statements.

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                        Condensed Statements of Operations
                                      (Unaudited)



                                                     Three Months Ended
                                                         September 30

                                                   1997               1996
                                                -----------        ----------

Revenue:
 Theater admissions                             $   637,092           634,999
 Restaurant and deli                                824,350           572,554
 Concession and retail sales                        140,856            91,174
 Retail rental income                               111,478           106,705
                                                -----------        ----------
                                                  1,713,777         1,405,432
Costs and expenses:
 Direct exhibition film costs                        83,590            72,313
 Direct restaurant and deli costs                   252,278           165,501
 Direct concession and retail costs                  76,339            50,107
 Other operating expenses                           142,527           130,703
 Selling, general and administrative expenses:
  Salaries and wages                                446,682           337,015
  Advertising                                        88,271            90,640
  Depreciation and amortization                     100,010            81,562
  Occupancy                                          98,954            81,826
  Other                                             211,833           146,270
                                                -----------       -----------
                                                  1,500,484         1,155,937
                                                -----------       -----------
  Operating income                                  213,292           249,495

Other income (expense):
 Interest income                                      6,914             4,474
 Interest expense                                   (85,465)         (190,413)
                                                -----------       -----------
  Other income (expense), net                       (78,550)         (185,939)
                                                -----------       -----------

  Income before provision for income taxes      $   134,742            63,556


  Provision for Income Taxes                              -                 -

  Net income                                        134,742            63,556
                                                ===========       ===========

Net income per common share                     $      0.03              0.01
                                                ===========       ===========

Weighted average common
   shares outstanding                             4,067,000         6,360,000

See accompanying notes to condensed financial statements.

                          INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                 Condensed Statements of Cash Flows
                                            (Unaudited)
[CAPTION]

                                                                                 Three Months Ended
                                                                                    September 30
                                                                                 1997           1996
                                                                              ----------     ----------
Cash flows from operating activities:
   Net income                                                                 $  134,742         63,556
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                              100,010         81,562
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables and notes receivable-tenants            2,149         (4,314)
        Decrease (increase) in inventories                                       (15,805)        (3,437)
        Decrease (increase) in deposits and prepaid expenses                         (59)        22,036
        Decrease (increase) in prepaid leases                                     41,728         41,729
        Increase (decrease) in accounts payable and other accrued expenses        40,647         90,809
        Increase (decrease) in other operating liabilities                             0          2,000
                                                                              ----------     ----------
                   Net cash provided by (used in) operating activities           303,412        293,941

Cash flows from investing activities:
   Capital expenditures                                                          (43,369)       (10,981)
                                                                              ----------     ----------
                   Net cash provided by (used in) investing activities           (43,369)       (10,981)

Cash flows from financing activities:
   Principal payments under capital lease obligations                             (4,739)        (6,571)
   Principal payments on long-term debt                                          (27,395)         3,951
   Proceeds from issuance of common stock                                        349,751              0
                                                                              ----------     ----------
                   Net cash provided by (used in) financing activities           317,617         (2,620)
                                                                              ----------     ----------

Increase (decrease) in cash and cash equivalents                                 577,660        280,341

Cash and cash equivalents at beginning of period                                 260,774        362,179
                                                                              ----------     ----------

Cash and cash equivalents at end of period                                    $  838,434        642,520
                                                                              ==========     ==========


Supplemental cash flow information:
  Cash paid during the period for interest (net of amount capitalized)            84,657        106,652


See accompanying notes to condensed financial statements.

               INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                    Notes to Condensed Financial Statements
                                September 30, 1997
                                     (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

International Tourist Entertainment Corporation (the "Company") commenced operations in October 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report of form
10-KSB for the year ended June 30, 1997 as filed with the Securities and Exchange Commission.




NOTE 2.  NET INCOME OR LOSS PER SHARE

For all periods presented, the Company's income or loss per share is based on the weighted average number of common shares outstanding. Common share equivalents resulting from options or warrants outstanding during the periods have not been included as they are antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

ITEC Attractions (the trade name of the Company) began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October, 1993. This facility is known as the OZARKS DISCOVERY IMAX THEATER AND MALL. It contains a 532 seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. In addition, the facility includes an enclosed shopping mall with approximately 22,000 square feet of leased retail space. MCFARLAIN'S, a family restaurant in the mall has been owned and operated by the Company since May 1, 1995. During the quarter ended March 31, 1997, the Company acquired assets to begin the operation of McFarlain's Back Porch, an express deli and bakery in the mall. Seventeen other shops and kiosks are currently leased to third parties. One kiosk in the mall is owned and operated by the Company.

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 1997 increased 22 percent to a record $1,713,777 as compared to $1,405,432 for the same quarter of the previous year. The Company reported revenue increases in every segment of its operation, with the largest increases coming from the McFarlain's restaurant operation and from retail sales of souvenir and gift items. Revenues also increased with the addition of the McFarlain's Back Porch deli and bakery in the mall. Revenues for the reporting quarter were comprised of ticket sales (37.2%), restaurant sales (48.1%), concession and retail sales (8.2%) and retail rental income (6.5%).

Costs and expenses were $1,500,484 for the reporting quarter ended September 30, 1997 as compared to expenses of $1,155,937 for the comparable period of the previous year. Costs and expenses were up primarily due to the increased business generated at the McFarlain's Restaurant, the addition of the McFarlain's Back Porch deli and bakery operation discussed above, and increased selling, general and administrative expenses following the Company's reorganization.

Operating income for the reporting quarter was $213,292 as compared to $249,495 in the same quarter of the prior year. Expenses associated with establishing and refining the McFarlain's Back Porch deli operation was the primary contributor to the decrease in operating income compared to the similar quarter in the prior year.

Interest expense decreased to $85,465 for the quarter ended September 30, 1997 as compared to $190,413 in the comparable period of the prior year due to the implementation of the Company's Plan of Reorganization which relieved the Company of approximately $2.2 million of long-term debt.

Net income in the reporting quarter increased 112 percent to a record $134,742 compared to net income of $63,556 in the same quarter of the previous year. This improvement is related primarily to the decrease in interest expense during the reporting quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, current assets totaled $1,124,957 while current liabilities totaled $522,504. The Company's current ratio at September 30, 1997 was 2.2 to 1.

During the reporting quarter, the Company completed a private placement offering to accredited investors of approximately 2 million Units at a price of $.30 per Unit for an aggregate consideration of $600,000. Each Unit consisted of one restricted share of common stock of the Company and one warrant to purchase one restricted share of common stock of the Company at a price of $1.00 per share. No underwriter or selling agent was used in connection with this offer and sale.

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
        ---------------------

       	On September 10, 1997, the Company completed a private placement to accredited investors wherein it issued 2,000,000 units, each unit consisting of one share of restricted common stock and one warrant to purchase one share of restricted common stock in consideration of $600,000 cash. No underwriter or selling agent was used in connection with this sale of securities which was made pursuant to available exemptions under Section 4(2), Section 4(6), and the regulations promulgated pursuant thereto, of the Securities Act of 1933, as amended.

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

        	Not applicable.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		Date        11/14/97                   /s/ Paul M. Bluto
       ---------------------             -----------------------------
                                       		Paul M. Bluto
                                       		Chairman and
                                       		Principal Financial Officer



 Date         11/14/97                   /s/ Kelvyn H. Cullimore
       ---------------------             -----------------------------
                                         Kelvyn H. Cullimore
                                         President
                                         Chief Executive Officer
                                         Duly Authorized Officer