Form 10QSB
period 1997-12-31
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1998-02-17
CIK 875428

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
December 31, 1997.

[ ] Transition Report Under Section 13 or 15(d) of the
Exchange Act for the transition period from _________ to
_________

Commission File Number:  0-21070


        International Tourist Entertainment Corporation
(Exact name of small business issuer as specified in its charter)

       U.S. Virgin Islands        			    	      66-426648
--------------------------------            -----------------
(State or other jurisdiction of              	(IRS Employer
 incorporation or organization)      						Identification No.)

     7030 Park Center Drive, Salt Lake City, Utah  84121
-------------------------------------------------------------
      (Address of principal executive offices)  (ZIP Code)

                          (801) 566-9000
                  -----------------------------
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days.
                      	1. Yes    X     No
                              -------     -------
                      	2. Yes    X     No
                              -------     -------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 after the distribution of
securities under a plan confirmed by a court.  Yes   X  No


The number of shares outstanding of the issuer's common stock, $.001 par value as of February 11, 1998 is 7,854,680 shares.

Transitional Small Business Disclosure Format (check one):
Yes         No   X
    ------     ------

        INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                      TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                          Page Number
                                                        -----------

Condensed Balance Sheet
	   December 31, 1997 	                                      1


Condensed Statements of Operations
   Three and Six Months Ended December 31, 1997
   And December 31, 1996	                                    2


Condensed Statements of Cash Flows
   Six Months Ended December 31, 1997
   And December 31, 1996 	                                   3


Notes to Condensed Financial Statements 	                    4


Item 2.  Management's Discussion and Analysis
    or Plan of Operation	                                    5


Part II.   OTHER INFORMATION	                                6

          INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                     Condensed Balance Sheet
                           (Unaudited)

                                                                                 December 31
                  ASSETS                                                             1997
                                                                                 ------------

Current assets:
   Cash and cash equivalents                                                     $   986,026
   Receivables                                                                        68,559
   Inventories                                                                        64,138
   Prepaid  expenses                                                                  16,821
   Current portion of prepaid leases                                                 166,915
                                                                                 -----------
         Total current assets                                                      1,302,459

Property and equipment, net                                                        5,547,206
Prepaid leases                                                                     1,299,018
Deposits                                                                              12,276
                                                                                 -----------

                                                                                 $ 8,160,959
                                                                                 ===========

         LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
   Accounts payable                                                              $    25,939
   Accrued expenses                                                                  273,329
   Current portion of long-term debt                                                 125,658
                                                                                 -----------
         Total current liabilities                                                   424,926

Accrued lease expense                                                                253,566
Long-term debt                                                                     3,608,302
Security deposits                                                                     19,000
                                                                                 -----------
         Total liabilities                                                         4,305,794

Stockholders' equity
   Common stock, $.001 par value.  Authorized 40,000,000                               7,855
      shares, issued and outstanding 7,854,680 shares as of
      December 31, 1997
   Additional paid-in capital                                                     10,781,158
   Accumulated deficit                                                            (6,933,848)
                                                                                 -----------
         Total stockholders' equity                                                3,855,165
                                                                                 -----------
                                                                                 $ 8,160,959
                                                                                 ===========

See accompanying notes to condensed financial statements.
                                     1

               INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                       Condensed Statements of Operations
                                 (Unaudited)

[CAPTION]

                                                      Three Months Ended             Six Months Ended
                                                         December 31                    December 31
                                                     1997          1996             1997           1996
                                                  ----------    -----------      -----------    -----------
Revenue:
 Theater admissions                               $   552,579       473,641        1,189,672      1,108,639
 Restaurant                                           870,277       698,269        1,595,582      1,270,824
 Concession and retail sales                          311,305        95,857          551,206        187,031
 Retail rental income                                 139,992       127,616          251,470        234,321
                                                  -----------    ----------      -----------    -----------
                                                    1,874,153     1,395,384        3,587,930      2,800,815
Costs and expenses:
 Direct exhibition expenses                            74,831        35,204          158,420        107,518
 Direct restaurant                                    239,574       205,104          454,036        370,606
 Direct concession and retail costs                   121,206        50,085          235,361        100,191
 Other operating expenses                             137,779       127,633          279,364        258,336
 Selling, general and administrative expenses:
  Salaries and wages                                  515,628       395,844          963,252        732,859
  Advertising                                          97,270        74,730          185,541        165,371
  Depreciation and amortization                       101,119        82,793          201,129        164,355
  Occupancy                                            77,236        69,301          176,191        151,127
  Other                                               229,758       160,597          441,591        306,866
                                                 ------------    ----------      -----------    -----------
                                                    1,594,401     1,201,292        3,094,885      2,357,230
                                                 ------------    ----------      -----------    -----------
  Operating income                                    279,752       194,092          493,045        443,586
Other income (expense):

Interest income                                        12,139         7,216           19,054         11,190
 Gain on sale of fixed assets                               0             0                0            500
 Interest expense                                     (84,254)     (187,036)        (169,719)      (377,449)
                                                 ------------    ----------      -----------    -----------
  Other income (expense), net                         (72,115)     (179,820)        (150,665)      (365,759)
                                                 ------------    ----------      -----------    -----------

  Net income                                     $    207,637        14,272          342,380         77,827
                                                 ============    ==========      ===========    ===========

Earnings Per Share - Basic                       $       0.03          0.00             0.05           0.01
                                                 ============    ==========      ===========    ===========

Earnings Per Share - Diluted                     $       0.03          0.00             0.05           0.01
                                                 ============    ==========      ===========    ===========

Weighted average number of common shares            7,854,680     6,359,985        7,581,106      6,359,985

See accompanying notes to condensed financial statements.

                             INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                   Condensed Statements of Cash Flows
                                               (Unaudited)
[CAPTION]

                                                                                                 Six Months Ended
                                                                                                    December 31
                                                                                             1997              1996
                                                                                         -------------     -------------
Cash flows from operating activities:
   Net income/(loss)                                                                     $     342,380            77,827
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                                            201,129           164,355
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables and notes receivable-tenants                        (32,414)            8,622
        Decrease (increase) in inventories                                                      (4,199)           11,656
        Decrease (increase) in deposits and prepaid expenses                                    (7,012)           18,349
        Decrease (increase) in prepaid leases                                                   83,457            83,457
        Increase (decrease) in accounts payable and other accrued expenses                     (42,846)           57,665
        Increase (decrease) in other operating liabilities                                      (3,000)                0
                                                                                         -------------     -------------
                         Net cash provided by (used in) operating activities                   537,495           421,931
                                                                                         -------------     -------------

Cash flows from investing activities-
   Capital expenditures                                                                        (99,506)          (19,613)

Cash flows from financing activities:
   Principal payments under capital lease obligations                                           (6,705)          (13,939)
   Principal payments on long-term debt                                                        (55,783)          (99,163)
   Proceeds from issuance of common stock                                                      349,751                 0
                                                                                         -------------     -------------
                        Net cash provided by (used in) financing activities                    287,263          (113,102)
                                                                                         -------------     -------------

Increase (decrease) in cash and cash equivalents                                               725,252           289,216

Cash and cash equivalents at beginning of period                                               260,774           362,179
                                                                                         -------------     -------------

Cash and cash equivalents at end of period                                               $     986,026           651,395
                                                                                         =============     =============


Supplemental cash flow information:
  Cash paid during the period for interest  (net of amount capitalized)                        168,162           239,310
  Cash paid during the period for taxes                                                              0                 0

See accompanying notes to condensed financial statements.

          INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

              Notes to Condensed Financial Statements
                          December 31, 1997
                              (Unaudited)

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



NOTE 2.  NET INCOME OR LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128 for the quarter ended December 31, 1997.

SFAS 128 establishes a different method of computing earnings
(loss) per share than was required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, entities with publicly held common stock are required to present basic earnings (loss) per share and diluted earnings
(loss) per share. Basic earnings per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares outstanding during the period.

Prior periods have been restated for presentation in accordance with SFAS 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

ITEC Attractions (the trade name of the Company) began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October, 1993. This facility is known as the OZARKS DISCOVERY IMAX THEATER AND MALL. It contains a 532 seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. In addition, the facility includes an enclosed shopping mall with approximately 22,000 square feet of retail space, all of which is leased. MCFARLAIN'S, a family restaurant in the mall, has been owned and operated by the Company since May 1, 1995. During the quarter ended March 31, 1997, the Company acquired assets to begin the operation of McFarlain's Back Porch, an express deli and bakery in the mall. Seventeen other shops and kiosks are currently leased to third parties. One kiosk in the mall is owned and operated by the Company. In December 1997, the Company installed a new 35mm projection system, in addition to its IMAX giant screen projection system, and began showing first-run feature films as the shows each evening. The response has exceeded management's expectations with the theater attracting sell-out crowds during the Christmas season.

The Company is currently constructing a 220 seat theater for live performances in its Branson complex. The Mike Radford -
Remember When Theater show will perform in the theater, which is expected to open March 15, 1998.

RESULTS OF OPERATIONS

Revenues for the quarter ended December 31, 1997 increased 34 percent to a record $1,874,153 as compared to $1,395,384 for the same quarter of the previous year. Revenues for the six-month period ended December 31, 1997 increased 28 percent to a record $3,587,930 compared to $2,800,815 in the prior year period. The Company reported revenue increases in every segment of its operation, with the largest increases coming from the McFarlain's restaurant operation and from ticket sales due to the addition of the 35mm feature films. Revenues also increased due to the addition of the McFarlain's Back Porch deli and bakery operation in the mall.

Costs and expenses were $1,594,401 for the reporting quarter ended December 31, 1997, representing 85 percent of sales, as compared to expenses of $1,201,292, or 86 percent of sales, for the comparable period of the previous year. Costs and expenses for the six-month period ended December 31, 1997 were $3,094,885 compared to $2,357,230 in the prior year period. Costs and expenses were up primarily due to the increased level of business generated at the McFarlain's Restaurant, the addition of the McFarlain's Back Porch deli and bakery operation discussed above and increased selling, general and administrative expenses.

Operating income for the reporting quarter increased 44 percent to $279,752 as compared to $194,092 in the same quarter of the prior year. Operating income for the six-month period ended December 31, 1997 increased 11 percent to $493,045 compared to $443,586 in the previous year.

Interest expense decreased to $84,254 for the quarter and $169,719 for the six-month period ended December 31, 1997 as compared to $187,036 and $377,449 respectively in the comparable periods of the prior year due to the implementation of the Company's Plan of Reorganization which relieved the Company of approximately $2.2 million of long-term debt.

Net income in the reporting quarter increased to a record $207,637 compared to net income of $14,272 in the same quarter of the previous year. Net income for the six-month period jumped to $342,380, up from $77,827 in the prior year period. These improvements are related primarily to the increase in revenues and the decrease in interest expense during the reporting periods.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997 current assets totaled $1,279,019 while current liabilities totaled $401,486. The Company's current ratio at December 31, 1997 was 3.2 to 1.

During the quarter ended September 30, 1997 the Company completed a private placement offering to accredited investors of approximately 2 million Units at a price of $.30 per Unit for an aggregate consideration of $600,000. Each Unit consisted of one restricted share of common stock of the Company and one warrant to purchase one restricted share of common stock of the Company at a price of $1.00 per share. No underwriter or selling agent was used in connection with this offering.

Going forward, the Company expects to be able to finance its operations and immediate capital requirements from its operations and currently available capital.

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

        10.4	  Loan Agreement dated July 30, 1993 secured by
        Deed of Trust for loan from Boatmen's Bank, Branson,
        Missouri to International Tourist Entertainment
        Corporation (incorporated by reference to
        Registration Statement on Form S-1, Registration No.
        33-64132).

        10.5  	Deed of Trust dated July 30, 1993 for benefit
        of Boatmen's Bank, Branson, Missouri (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132).

        10.10	  Distribution Agreement dated July 14, 1995
        between Imax Corporation and the Company
        (incorporated by reference to Form 10-KSB for the year ended June 30, 1996).

        10.11	  Second Amended Plan of Reorganization dated
        December 18, 1996 and 	Second Amended Disclosure
        Statement in Support of Proposed Second Amended Plan of Reorganization dated December 18, 1996 (incorporated by reference to Form 8-K filed on February 26, 1997).

        10.12   	Third Modification Agreement dated March 1,
        1997 between Boatmen's Bank of Southern Missouri and the Company (incorporated by reference to Form 10-
        KSB for the year ended June 30, 1996).

        10.13  	 System Lease Agreement as amended dated August
        1, 1993 between IMAX Corporation and the Company
        (incorporated by reference to Form 10-KSB for the year ended June 30, 1996).

        B)  Reports on Form 8-K :
            -------------------

       	On February 2, 1998, the Company filed a Report on
        Form 8-K reporting a change in its fiscal year end to December 31. A transitional Report for the period ending December 31, 1998 will be filed on Form 10-KSB.

                           SIGNATURES



In accordance with the requirements of the Securities Exchange
Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date     2/16/98                   	/s/ Paul M. Bluto
      --------------                -----------------------------
                                  		Paul M. Bluto
                                  		Chairman and
                                  		Principal Financial Officer


Date     2/16/98                   	/s/ Kelvyn H. Cullimore
      --------------                -----------------------------
                                 			Kelvyn H. Cullimore
                               					President
                                   	Chief Executive Officer
                                   	Duly Authorized Officer