Form 10QSB
period 1998-03-31
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1998-05-15
CIK 875428

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________

Commission File Number:  0-21070


             International Tourist Entertainment Corporation
       -------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

       U.S. Virgin Islands                   		    66-426648
 --------------------------------             ---------------------
 (State or other jurisdiction of              				(IRS Employer
  incorporation or organization)             		Identification No.)

           7030 Park Center Drive, Salt Lake City, Utah  84121
           ---------------------------------------------------
          (Address of principal executive offices)  (ZIP Code)

                             (801) 566-9000
                   -----------------------------------
                       (Issuer's telephone number)

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
Yes   X  No
    -----  -----

The number of shares outstanding of the issuer's common stock, $.001 par value as of May 6, 1998 is 7,854,680 shares.

Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                                ----   -----

             INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                             TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                               	Page Number
                                                              -----------


Condensed Balance Sheet
	   March 31, 1998 	                                                1


Condensed Statements of Operations
   Three and Nine Months Ended March 31, 1998
   and March 31, 1997	                                              2


Condensed Statements of Cash Flows
   Nine Months Ended March 31, 1998
   and March 31, 1997 	                                             3


Notes to Condensed Financial Statements 	                           4


Item 2.  Management's Discussion and Analysis
    or Plan of Operation	                                           5


Part II.   OTHER INFORMATION	                                       6

              INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                          Condensed Balance Sheet
                               (Unaudited)
                                                                 March 31
                  ASSETS                                           1998
                  ------                                       ------------

Current assets:
   Cash and cash equivalents                                    $   340,779
   Receivables                                                       20,199
   Inventories                                                       78,217
   Prepaid  expenses                                                 15,157
   Current portion of prepaid leases                                166,915
                                                                -----------

         Total current assets                                       621,267

Property and equipment, net                                       5,742,690
Prepaid leases                                                    1,257,289
Deposits                                                             12,276
                                                                -----------

                                                                $ 7,633,522
                                                                ===========

         LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
   Accounts payable                                             $    45,126
   Accrued expenses                                                 335,993
   Current portion of long-term debt                                125,658
                                                                -----------

         Total current liabilities                                  506,777

Accrued lease expense                                               267,652
Long-term debt                                                    3,579,712
Security deposits                                                    20,500
                                                                -----------

         Total liabilities                                        4,374,641
Stockholders' equity
   Common stock, $.001 par value.  Authorized 40,000,000              7,859
      shares, issued and outstanding 7,858,959 shares as of
      March 31, 1998
   Additional paid-in capital                                    10,781,155
   Accumulated deficit                                           (7,530,133)
                                                                -----------

         Total stockholders' equity                               3,258,881
                                                                -----------

                                                                $ 7,633,522
                                                                ===========

See accompanying notes to condensed financial statements.

                INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                      Condensed Statements of Operations
                                  (Unaudited)

[CAPTION]

                                           Three Months Ended        Nine Months Ended
                                                March 31                 March 31
                                            1998        1997         1998        1997
                                         ----------  ----------   ----------  ----------
Revenue:
 Theater admissions                     $  264,258     226,576    1,453,930   1,335,215
 Restaurant                                201,881     175,223    2,031,496   1,446,047
 Concession and retail sales                62,241      40,202      379,415     227,233
 Retail rental income                       76,791      75,049      328,260     309,370
                                        -----------  ----------   ----------  ----------
                                           605,171     517,050    4,193,101   3,317,865
Costs and expenses:
 Direct exhibition expenses                 86,666      40,582      245,087     148,099
 Direct restaurant                          67,497      66,383      601,285     436,988
 Direct concession and retail costs         33,156      22,413      188,765     122,605
 Other operating expenses                  109,346      92,189      388,710     350,526
 Selling, general and administrative
 expenses:
  Salaries and wages                       379,761     231,444    1,343,013     964,303
  Advertising                               96,813      76,432      282,354     241,802
  Depreciation and amortization            106,313      81,462      307,442     245,817
  Occupancy                                 73,481      68,864      249,671     219,991
  Other                                    171,503     169,572      613,094     476,439
                                         ----------  ----------   ----------  ----------
                                         1,124,536     849,341    4,219,421   3,206,571
                                         ----------  ----------   ----------  ----------
  Operating income (loss)                 (519,365)   (332,291)     (26,320)    111,294

Other income (expense):
 Interest income                             7,230       5,627       23,236      16,818
 Gain on sale of fixed assets                    0           0            0         500
 Interest expense                          (84,421)   (199,338)    (254,140)   (576,788)
 Other income                                  271           0        3,319           0
                                         ----------  ----------   ----------  ----------
  Other income (expense), net              (76,920)   (193,711)    (227,585)   (559,470)
                                         ----------  ----------   ----------  ----------

  Net loss                              $ (596,285)   (526,002)    (253,905)   (448,176)


Loss Per Share - Basic                  $    (0.08)      (0.12)       (0.03)      (0.23)
                                         ==========  ==========   ==========  ==========

Loss Per Share - Diluted                $    (0.08)      (0.12)       (0.03)      (0.23)
                                         ==========  ==========   ==========  ==========

Weighted average common
   shares outstanding                    7,858,959   4,209,335    7,637,145   1,940,504

See accompanying notes to condensed financial statements.

                    INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                           Condensed Statements of Cash Flows
                                      (Unaudited)
[CAPTION]
                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                             1998        1997
                                                                                          ----------  ----------
Cash flows from operating activities:
   Net income/(loss)                                                                    $   (253,905)   (478,837)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                                          307,442     245,817
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables and notes receivable-tenants                       15,946       9,534
        Decrease (increase) in inventories                                                   (18,278)     (6,194)
        Decrease (increase) in deposits and prepaid expenses                                  (5,348)    (24,104)
        Decrease (increase) in prepaid leases                                                125,186     125,187
        Increase (decrease) in accounts payable and other accrued expenses                    53,092      68,028
        Increase (decrease) in other operating liabilities                                    (1,500)       (832)
                                                                                          ----------  ----------
                         Net cash provided by (used in) operating activities                 222,635     (61,401)
                                                                                          ----------  ----------

Cash flows from investing activities-
   Capital expenditures                                                                     (401,303)   (161,108)

Cash flows from financing activities:
   Principal payments under capital lease obligations                                         (8,789)    (21,355)
   Principal payments on long-term debt                                                      (82,289)   (105,196)
   Proceeds from issuance of common stock                                                    349,751     785,549
                                                                                          ----------  ----------
                        Net cash provided by (used in) financing activities                  258,673     658,998
                                                                                          ----------  ----------

Increase (decrease) in cash and cash equivalents                                              80,005     436,489

Cash and cash equivalents at beginning of period                                             260,774     362,179
                                                                                          ----------  ----------


Cash and cash equivalents at end of period                                              $    340,779     798,668
                                                                                          ==========  ==========


Supplemental cash flow information:
  Cash paid during the period for interest  (net of amount capitalized)                      254,140     349,966
  Cash paid during the period for taxes                                                            0           0

See accompanying notes to condensed financial statements.

               INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                   Notes to Condensed Financial Statements
                                March 31, 1998
                                  (Unaudited)


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



NOTE 2.  NET INCOME OR LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128 for the quarter ended March 31, 1998.

SFAS 128 establishes a different method of computing earnings (loss) per share than was required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, entities with publicly held common stock are required to present basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common share equivalents outstanding during the period.

Prior periods have been restated for presentation in accordance with SFAS 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

ITEC Attractions (the trade name of the Company) began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October, 1993. This facility is known as the OZARKS DISCOVERY IMAX THEATER AND MALL (also as IMAX Entertainment Complex.) It contains a 532 seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. In addition, the facility includes an enclosed shopping mall with approximately 22,000 square feet of retail space, all of which is leased. MCFARLAIN'S, a family restaurant in the mall, has been owned and operated by the Company since May 1, 1995. During the quarter ended March 31, 1997, the Company acquired assets to begin the operation of McFarlain's Back Porch, an express deli and bakery in the mall. Seventeen other shops and kiosks are currently leased to third parties. One kiosk in the mall is owned and operated by the Company. In December 1997, the Company installed a new 35mm projection system, in addition to its IMAX giant screen projection system, and began showing feature films each evening.

In March 1998, the Company completed the construction of a 210 seat theater for live performances in its Branson complex. The Mike Radford - Remember When Show performs daily in the theater.

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 1998 increased 17 percent to $605,171 as compared to $517,050 for the same quarter of the previous year. Revenues for the nine-month period ended March 31, 1998 increased 26 percent to $4,193,101 compared to $3,317,865 in the prior year period. The Company reported revenue increases in every segment of its operation, with the largest increases coming from the McFarlain's restaurant operation and from ticket sales due to the addition of the 35mm feature films. Revenues also increased due to the addition of the McFarlain's Back Porch deli and bakery.

Costs and expenses increased 32 percent to $1,124,536 for the reporting quarter ended March 31, 1998 as compared to expenses of $849,341, for the comparable period of the previous year. Costs and expenses for the nine-month period ended March 31, 1998 increased 32 percent to $4,219,421 compared to $3,206,571 in the prior year period. Costs and expenses increased due to several factors including license fees for 35mm feature films which exceeded $40,000, increased labor including bonuses paid to management in the amount of $58,500 pursuant to the Company's Plan of Reorganization, start-up expenses associated with the Remember When Show, increased depreciation expenses due to additions made to the facility, expenses of moving the Company's offices and headquarters to Branson, Missouri which exceeded $20,000, expenses related to public compliance and investor relations which did not exist the previous year, the increased costs related to the increased level of business generated at the theater and McFarlain's Restaurant, and the addition of the McFarlain's Back Porch deli.

The operating loss for the reporting quarter was $519,365 as compared to $332,291 in the same quarter of the prior year. The operating loss for the nine-month period ended March 31, 1998 was $26,320 compared to operating income of $111,294 in the previous year period. The increase in expenses mentioned above is the primary cause of the increase in operating losses.

Interest expense decreased to $84,421 for the quarter and $254,140 for the nine-month period ended March 31, 1998 as compared to $199,338 and $576,788 respectively in the comparable periods of the prior year due to the implementation of the Company's Plan of Reorganization which relieved the Company of approximately $2.2 million of long-term debt.

The net loss for the reporting quarter was $596,285 compared to a net loss of $526,002 in the same quarter of the previous year. The net loss for the nine-month period was $253,905, as compared to $448,176 in the prior year period. The increase in net loss for the reporting period was due to the increased direct operating costs and SG&A expenses described above, some of which are non-recurring in nature. It should be noted that non-cash expenses equaled approximately $48,000 per month. Thus, the cash flow from operations for the nine-month period was approximately $222,635.

The nature of the entertainment business in Branson is seasonal in nature. The period of January through March is very slow with little tourist traffic. The Company has determined that it is practical to remain open during this period because the additional costs of being open for business are covered by revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998 current assets totaled $621,267, while current liabilities totaled $506,777. The Company's current ratio at March 31, 1998 was 1.2 to 1.

During the reporting quarter, the Company secured a $200,000 line of credit facility with a commercial bank. No borrowings were made under the line of credit during the reporting quarter.

Going forward, the Company expects to be able to finance its operations and immediate capital requirements from currently available capital, cash flow from operations, and available sources of borrowings including the line of credit.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
        -----------------

        There are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject.

Item 2.	Changes in Securities
        ---------------------

       	Not Applicable

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


Date         5/14/98                   		/s/ Paul M. Bluto
      ----------------------             -----------------------------
                                       		Paul M. Bluto
                                       		Chairman and
                                       		Principal Financial Officer


Date         5/14/98                     	/s/ Kelvyn H. Cullimore
      -----------------------             -----------------------------
                                       			Kelvyn H. Cullimore
                                     					President
                                         	Chief Executive Officer
                                         	Duly Authorized Officer