Form 10KSB
period 1998-06-30
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1998-09-23
CIK 875428

	                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            	FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ____________.

                    Commission file number 0-21070

            INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

     U.S. Virgin Islands    	    				                 66-0426648
 -----------------------------                   ----------------------
  (State of Incorporation)	          					(IRS Employer Identification No.)

               	3562 Shepherd of the Hills Expressway
                      Branson, Missouri  65616
                            (417) 335-3533

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
                          (1) Yes    X        No
                                  -------        -------
                          (2) Yes    X        No
                                  -------        -------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.        X
                                   -------

The registrant's revenues for its fiscal year ended June 30, 1998 were $5,893,074.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $425,000 as of September 23, 1998, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock.

Check whether the issuer has filed all documents and reports required by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes    X   No        .
                                                    -----    -----

The number of shares outstanding of the registrant's class of common equity as of September 23, 1998:
	      Class		                       						   Shares
Outstanding
 ------------------                           ------------------
Common Stock, $.001 par value						                7,937,638


Exhibit index at page 13.
Transitional Small Business Disclosure Format (check one):  Yes      No  X  .
                                                                ---     ---

                                PART I


Item 1.	Description of Business
        -----------------------

    	International Tourist Entertainment Corporation, a U.S. Virgin Islands corporation, was incorporated June 3, 1986, to develop, finance, own and operate destination, giant screen theaters and associated amenities in popular tourist locations.

     The Company currently owns and operates a major entertainment facility in Branson, Missouri, known as the IMAX Entertainment Complex. The Branson facility was constructed by the Company and commenced operations on October 8, 1993. The IMAX Entertainment Complex consists of the Ozarks Discovery IMAX Theater, a giant screen motion picture theater, the Remember When Theater which features live performances, McFarlain's, a full service restaurant, retail shops, various food concessions and related amenities.

    	The Company produced and owns an IMAX theme film entitled "Ozarks:
Legacy and Legend." The theme film premiered on April 28, 1995 and is exhibited only at the Ozarks Discovery IMAX Theater. The Company also rents giant screen films and 35mm feature films from third parties for exhibition at its Branson facility.

    	Revenues from the Branson facility are generated from four general sources: (1) ticket sales for admission to the IMAX Theater; (2) lease of retail space; (3) operation of restaurant facilities, retail shops, and concessions owned by the Company in the Branson facility; and (4) ticket sales for admission to the Remember When Theater.

     	On January 25, 1996, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, Case No. 96-60122-S-11 (Chapter 11), with the United States Bankruptcy Court, Western District of Missouri, Southern Division. On December 18, 1996, the Company filed its Second Amended Plan of Reorganization (the "Plan of Reorganization") and its Second Amended Disclosure Statement in Support of Proposed Debtor's Second Amended Plan of Reorganization Dated December 18, 1996 (the "Disclosure Statement") with the United States Bankruptcy Court. On February 6, 1997, an Order Confirming the Plan of Reorganization was entered by the United States Bankruptcy Court in the matter of In Re: International Tourist Entertainment Corporation, Debtor and Debtor-in-Possession.

    	The Plan of Reorganization has proven effective. The Company has operated with significant positive cash flow since emerging from Chapter 11.


IMAX Entertainment Complex, Branson, MO
---------------------------------------

    	The Branson facility is known as the IMAX Entertainment Complex. The Complex features a 532 seat IMAX giant screen theater with a screen that is 6 stories tall and 83 feet wide. This theater is known as the "Ozarks Discovery IMAX Theater." Other features of the Complex which are operated by the Company are:

  - "McFarlain's Family Restaurant," one of Branson's most popular eating establishments. The Restaurant seats 600 people and features regional food specialties as well as home baked pies and other desserts.

  - A 200 seat live theater known as the "Remember When Theater."
    Currently, the theater stars Mike Radford who presents a comedy and patriotic show, which honors our heritage and pays tribute to our country.

  - An Ozark style deli known as "The Back Porch." This deli seats some 140 people and features various homemade food products.

  - Legacy & Legends Gift Shop, which deals primarily in products which tie to the IMAX films, which are being presented in the theater or reflect the lifestyle of the Ozarks.

     The Complex also houses some 16 other tourist related retail shops and kiosks, consisting of approximately 10,000 square feet, which are leased to and operated by third parties.



Ozarks Discovery IMAX Theater and Projection Formats
----------------------------------------------------

    	The Company's giant screen theater was designed initially to take advantage of only the IMAX film and projection format. This IMAX format is ten times larger than the 35mm film used in the typical movie theater. This specially designed giant screen theater, configured with amphitheater style seating, using a special projection and sound system. The projected image fills the screen that is 62 feet high and is 83 feet wide. The result is that giant screen films can be displayed with great clarity at much larger than usual viewing size, bringing the viewer "into" the film action on the screen. The visual image is complemented with a digital, 22,000-watt, 44 speaker, surround sound system, which management believes is one of the best theater sound systems in the world.

    	The Company has leased the giant screen projection system, sound system and projection screen from IMAX Corporation.

    	The Company's exclusive film, "Ozarks: Legacy & Legend," which is exhibited three to six times per day, was produced in the IMAX format. The Company typically exhibits two to four IMAX films in its regular daily schedule.

    	In December of 1997, the Company installed a 35mm projection system with special lenses that allow the image of regular feature films to be projected in such a way as to fill approximately 50% of the six story tall screen. The projection system is tied into the powerful IMAXr sound system. This combination of the largest possible visual image and perhaps the nations most sophisticated and effective sound system, make viewing a feature 35mm film a memorable experience.

    	The 35mm projection system opened in December 1997 with "Tomorrow Never Dies" on a "first run" basis, but typically shows "second run" or "move over" films. "Titanic" began showing in May and was scheduled to be shown through Labor Day, 1998.

    	The reception of this unique 35mm projection system has been outstanding from both the local citizens and tourists. 35mm feature films are typically longer than IMAX and as a result, concession sales have increased dramatically.

McFarlain's Family Restaurant
-----------------------------

    	In May of 1995, the Company entered into an agreement to obtain the leasehold improvements and equipment of the restaurant in the Complex, which had been leased, to a third party. In August of 1995, the name of the restaurant was changed to McFarlain's Family Restaurant and Pie Shop and the Company began a concerted effort to develop the restaurant into one of the major eating establishments in Branson.

    	The key factors in the success of McFarlain's are quality food with extra special service. Unique specialties like fried green tomatoes and french fried sweet potatoes are provided to entice customers.

    	The Restaurant contained approximately 375 seats in 1995. In May of 1997, an addition to the restaurant of approximately 125 seats was completed. Recently, another expansion was completed which brings seating to slightly over 600.

    	McFarlain's can now accommodate up to 15 motor coach groups per hour. While tour groups are important, they represent only 33% of the restaurant's business. In 1997, the restaurant served over 350,000 people.



Back Porch Deli
---------------

    	In January of 1997, the Company purchased a deli operation in the Complex and renamed it McFarlain's Back Porch. Because of the need to expand service and capacity, significant capital improvements were made. The Back Porch features baked products, sandwiches, fountain products, deserts, and regional food specialties. The Back Porch is designed to provide rapid service and to handle high volumes.



Remember When Theater
---------------------

    	To better utilize space and broaden the entertainment offerings of the Complex, the Company recently constructed a 200 seat, intimate live performance theater in an area of the facility which had been a holding area for the IMAX Theater.

    	This theater was completed in March of 1998 and currently features Mike Radford's Remember When Show. The show has a comedy and patriotic theme that is both nostalgic and fun and has a lot of audience participation. Tony Orlando has stated, "The Mike Radford Remember When Show is the best tribute to Veterans in Branson."

    	The Remember When Theater is in the start-up phase and is currently meeting financial projections. Bookings are already being taken for one year in advance.

Legacy & Legends Gift Shop
--------------------------

    	In 1994, the Company began selling some gift items related to the films which are exhibited in the IMAX theater or which are representative of the lifestyle of the Ozarks. In 1995, this operation was expanded into a full-fledged specialty gift shop.

    	The Gift Shop generates the highest percentage profit of any of the Company's departments. Sales for Calendar 1998 at the Gift Shop are running 20% higher than the previous year.


Retail Shops
------------

    	Since the inception of the Complex in 1993, retail sales have been a very important factor in creating a total experience for visitors. There are now 16 retail shops and kiosks in the Complex that are leased to third parties. The Complex boasts the most atmospheric, comfortable and unique indoor shopping experience in Branson.


Competition
-----------

    	The Company operates a single facility in Branson, Missouri providing entertainment, food, and shopping for tourists. The Company competes with other entertainment attractions, restaurants, and retail shops in the Branson area. The Company is also impacted by the competitive draw of Branson in relation to other locations across the country.

    	Branson has many live performance theaters with presentations ranging from music to comedy to drama. These theaters generally operate from May through mid-December, although more of these theaters are now offering a limited performance schedule in March and April. On an average, a theater offers two performances each day, for six days a week, during the peak season, but may offer only one performance per day or reduce the number of days per week during slower months. Seasonality causes a definite business cycle within each year for the Company's Branson facility.

    	The major attraction in Branson is Silver Dollar City, an amusement park with an 1890's theme, which attracts almost 2 million visitors each year. Several other attractions exist in Branson, including water parks, family amusements, and activities related to the lake in the region. The Company has entered into cross promotion arrangements with Silver Dollar City and with several of the major entertainers in Branson. The IMAXr Entertainment Complex has become established as one of the major attractions in Branson and approximately 1,000,000 people have visited the facility in 1997.


Employees
---------

    	At June 30, 1998, the Company had approximately 140 full-time employees and all of them work at the IMAX Entertainment Complex in Branson, Missouri.
At June 30, 1997, the Company had approximately 134 full-time employees.

Item 2.  Description of Property
         -----------------------

    	The Company entered into a 50-year ground lease in July 1993 for the 5.5-acre site on which its Branson facility is located. The Company has prepaid the first 20 years of the lease with a payment of $1,025,000. Commencing in the 21st year of the lease, the annual lease payment will be $145,000, adjusted to reflect inflationary increases.

    	The Company completed the construction of its Branson facility in 1993 on the 5.5-acre site leased by the Company. The Company owns the Branson facility subject to a mortgage in the principal amount of approximately $3,500,000 in favor of NationsBank (formerly Boatmen's Bank of Southern Missouri).

    	The Company owns a condominium in Branson, Missouri which it acquired in 1994 for $148,000 and which is subject to a mortgage at June 30, 1998 in the approximate principal amount of $106,232 in favor of Great Southern Bank with monthly payments of $962. The condominium is used as a residence by the Company's president, Mr. Cullimore.

    	The Company owns no other real properties.

    	The Company produced and owns the giant screen theme film "Ozarks:
Legacy and Legend."

    	The Company has registered the service mark "ITEC Attractions" and the "McFarlain's" Logo with the U.S. Patent and Trademark Office.

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
Matters

 (a) Market Information. The common stock of the Company was first publicly traded in December 1992. Prior to February 1996, the Company's common stock was reported on the NASDAQ System. From February 1996 to February 1998, trading in the Company's common stock was limited and sporadic. Since February 1998 the Company's common stock has been traded in the over-the-counter and quoted on the NASD's OTC Bulletin Board. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The following table shows the range of high and low bid information available to the Company for the Company's common stock for the quarterly periods indicated.

High     	 Low

     	1st Quarter (July 1996 - September 1996)          		0.00      	0.00
     	2nd Quarter (October 1996 - December 1996)         	0.00      	0.00
     	3rd Quarter (January 1997 - March 1997)           		0.00      	0.00
     	4th Quarter (April 1997 - June 1997)              		0.00      	0.00

     	1st Quarter (July 1997 - September 1997)          		0.00       0.00
     	2nd Quarter (October 1997 - December 1997)        		0.00      	0.00
     	3rd Quarter (January 1998 - March 1998)            	1.55      	0.60
     	4th Quarter (April 1998 - June 1998)              		1.20      	0.40

 (b)  Holders.  The approximate number of record holders as of September
      23, 1998 of the Company's common stock, $.001 par value, was 380. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including those beneficial owners, the Company estimates total shareholders exceed 1,100.

	(c) Dividends. The Company has not paid cash dividends on its common stock during the past two fiscal years. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business.

    	The Company's loan agreement with NationsBank restricts the payment of dividends to an amount not exceeding the Company's net profits plus depreciation plus interest expense, less 1.25 times the Company's annual principal and interest payments unless otherwise agreed to by NationsBank.

Recent Sales of Unregistered Securities
---------------------------------------

    	As part of the Company's plan of reorganization, in February 1997, the Company issued approximately 4,433,490 restricted shares of its common stock to Mr. Paul M. Bluto in consideration of $600,000 cash. No underwriter or selling agent was used in connection with this sale. The sale of these shares was made pursuant to available exemptions under Section 4(2), Section 4(6), and the regulations promulgated pursuant thereto of the Securities Act of 1933, as amended.

    	Commencing February 28, 1997 and concluding on September 10, 1997, the Company offered and sold 2,000,000 Units at a price of $.30 per Unit for an aggregate consideration of $600,000, each Unit consisting of one restricted share of the common stock of the Company and one warrant to purchase one restricted share of the common stock of the Company at a price of $1.00 per share. No underwriter or selling agent was used in connection with this offer and sale. The sale of these shares was made pursuant to available exemptions under Section 4(2), Section 4(6), and the regulations promulgated pursuant thereto, of the Securities Act of 1933, as amended.


Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

    	The Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on January 25, 1996. An Order confirming the Company's Plan of Reorganization was entered on February 6, 1997 by the United States Bankruptcy Court.


Plan of Operation
-----------------

    	The Company expects that its cash requirements for operations will be satisfied with available funds and anticipated future cash flows and that the Company will not need to raise additional funds during the current fiscal year.

    	The Company does not expect to make any significant purchases or sales of property or equipment during the current fiscal year.

    	The Company does not expect any significant changes in the number of employees during the current fiscal year.

Financial Condition and Results of Operations
---------------------------------------------

    	At June 30, 1998, the Company had a cash balance of $350,793. The Company had working capital at June 30, 1998 of $8,426 and a current ratio of
1.01 to 1.

    	The Company has not been unusually impacted by inflation or changing prices during the past two years.

    	The Company's revenues for its fiscal year ending June 30, 1998 increased 24% to $5,893,074 compared to $4,749,185 for the fiscal year ending June 30, 1997. This increase was primarily due to increased revenues at the theater from the showing of 35mm feature films, the opening of the Remember When
Theater, and increased revenues at McFarlain's Family Restaurant, the Backporch deli, and Legacy & Legends Gift Shop.

	    The Company's direct costs for film exhibition increased to $456,410 as compared to $268,070 in the prior year.  This increase is due to the Company having begun showing, in December 1997, 35mm feature films, which have higher royalties, and from an increase in theater attendance for the fiscal year ended June 30, 1998.  Restaurant expenses increased to $862,826 as compared to
$640,848 in the prior year period, primarily due to increased sales volume at
McFarlain's Family Restaurant and at the Backporch deli

    	Selling, general and administrative expenses for the fiscal year ended June 30, 1998 increased 21 percent to $4,355,473 as compared to $3,598,374 in the prior year, primarily due to increases in marketing and advertising expenses, payments under the Company's incentive bonus agreement, and increased costs related to the increase in revenues. Management remains focused on controlling expenses while increasing revenues at its Branson facility.

	    Income from operations for fiscal 1998 was $38,130 compared to $114,322 in fiscal 1997.

    	Interest expense for the 1998 fiscal year primarily reflects carrying costs of the Company's mortgage on the Branson theater complex, while interest expense for the 1997 fiscal year reflects carrying costs of the Company's mortgage on the Branson theater complex, the Company's 1993 Debentures issued in September 1993 and borrowings required to complete the production of the Ozarks film. The 1993 Debentures and other borrowings were converted to equity in connection with the Company's Plan of Reorganization.

    	Net loss applicable to common stock for the fiscal year ended June 30, 1998 totaled $252,526 as compared to a net income of $3,567,849 for 1997. The June 30, 1997 net income included an extraordinary gain in the amount of $4,086,766 from forgiveness of debt in the Company's bankruptcy reorganization.



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

                               	PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The directors and executive officers of the Company at September 23, 1998 are:

   	Name			               Age	   Position in Company
    ----                  ---    -------------------

Paul M. Bluto	     		    	69	   Chairman of the Board and Chief Financial
                                  Officer

Kelvyn H. Cullimore		    	63	   President, Chief Executive Officer, and Director

Robert J. Cardon	  	    		35	   Secretary/Treasurer

Kelvyn H. Cullimore, Jr. 	42	   Director

Francis E. McLaughlin	  		56	   Director

Kumar V. Patel				        52	   Director

Thomas J. Carlson			      45	   Director

Lourette Ann Bluto		     	66   	Director

Michael L. Pitman		      	42	   Senior Vice President of Marketing

Randy S. Brashers		      	29	   Vice President of Operations

    	Kelvyn H. Cullimore is the father of Kelvyn H. Cullimore, Jr and Lourette Ann Bluto is the wife of Paul M. Bluto. There are no other family relationships among any of the above-named persons.

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

    	Kelvyn H. Cullimore is employed by the Company as its President and Chief Executive Officer and he is also the Chairman of the Board of Dynatronics Corporation. His duties at Dynatronics Corporation require very little of his time and have not interfered with Mr. Cullimore's ability to perform his duties for the Company. All other staff personnel employed by the Company devote full-time to the business of the Company as salaried employees. Robert J. Cardon, who is an employee of Dynatronics Corporation, provides services to the company on an as needed basis. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Dynatronics Corporation is a public company, which manufactures devices for the physical medicine market.

    	Paul M. Bluto has been a Director of the Company since April 1995. He became Chairman of the Board and Chief Financial Officer in February 1997. Since 1990, Mr. Bluto has been employed by G.S.&W Services in marketing, special projects and computerization. From 1966 to 1990, Mr. Bluto was employed with the United Automobile, Aerospace, Agriculture Implement Workers of America (U.A.W.), most recently as a Senior Vice President of Operations and Human Resources.


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


    	Robert J. Cardon was appointed Corporate Secretary of the Company in February 1992 and became Treasurer of the Company in February 1997. Mr. Cardon is Corporate Secretary and is a full time employee of Dynatronics Corporation. From 1987 to 1988, Mr. Cardon was employed as a registered representative of an investment-banking firm. He received his B.A. in 1987 and his M.B.A. in 1990, both from Brigham Young University.


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


    	Thomas J. Carlson became a Director in June 1997. Mr. Carlson has been in a private law practice for over 14 years in Springfield, Missouri. From 1987 to 1993, he served as Mayor of Springfield and currently serves as a member of Springfield's City Council. He serves on various community service boards of directors. Mr. Carlson received a JD degree from the University of Missouri at Kansas City in 1979 and a BA degree in Journalism from George Washington University in 1975.


    	Lourette Ann Bluto was elected a director of the Company on October 3, 1997. She is President and sole owner of GS & W Services, Inc., a full service printing and mailing corporation. Mrs. Bluto founded GS & W Services in 1969, and currently has 31 employees. GS & W Services is located in Walnut, California. Mrs. Bluto is active in community and civic affairs, having served as Vice-President of Edison Elementary School P.T.A., President of the Walnut/Diamond Bar Soroptimist Club, Board member of the Santa Ana YWCA Hotel for Women, President of the California Chapter of M.A.S.A., and has served on the Board of Directors of several businesses including Local 509 Federal Credit Union.


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

    The Company believes that all Section 16(a) filings applicable to its officers, directors and greater than 10% beneficial owners have been made.

Item 10.  Executive Compensation
          ----------------------

Compensation of Executive Officers
----------------------------------

    	The following table sets forth the compensation of the Company's chief executive officer during the fiscal years ended June 30, 1998, 1997, and 1996. No other executive officer had a total annual salary and bonus exceeding $100,000.
[CAPTION]

                                 Summary Compensation Table

                                                                                  Long Term Compensation
                                                                                  ----------------------
                           	        Annual Compensation                      Awards                     Payouts

                          ----------------------------------------   ----------------------    -------------------------
                                                         Other       Restricted
Name and                                            	    Annual        Stock                    LTIP         All Other
Principal                                               	Compen-      Award(s)     Options/    Payouts        Compen-
Position                 	Year   Salary($)   Bonus($)    sation($)       ($)        SAR(#)       ($)
sation($)
-----------               ----   --------  ----------  -----------   ----------   ---------    ----------   ------------
Kelvyn H. Cullimore	      1998   $100,800  $32,500(4)  $ 44,019(1)   $   -0-         -0-       $   -0-       $
-0-
CEO(2)		                 	1997   $100,800  $   -0-     $ 37,076(1)   $   -0-         -0-       $   -0-
$    -0-(3)
	                       		1996   $124,784  $   -0-     $ 38,791(1)   $   -0-         -0-       $   -0-
$    -0-

------------------------------------------------------------------------------------------------------------------------

(1) Included in these amounts are premiums of $39,967 for 1998, $34,224 for 1997, $34,134 and for 1996 on insurance policies funding a salary continuation plan for Mr. Kelvyn H. Cullimore. Also included are life insurance premiums, disability insurance premiums and personal usage of a Company automobile or car allowance.

(2) Mr. Cullimore's presence in Branson on behalf of the Company is considered temporary and therefore, the above Compensation Table does not include any amount for use of the condominium by Mr. Cullimore. The Company paid approximately $11,500 for the condominium during each of the last three fiscal years.

(3) Mr. Cullimore received 201,523 shares of restricted common stock as part of the Company's Plan of Reorganization in fiscal 1997. The stock had no value at that time, and since the value was not determinable, no value was placed on the stock.

(4) Mr. Cullimore received $32,500 under the Company's incentive bonus plan.

	   The Company did not grant to executive officers nor were there outstanding any stock options or stock appreciation rights during fiscal years ending June 30, 1997 and 1998.

   	During the last completed fiscal year, the Company made no awards under any long-term incentive plan. The Company does not maintain any defined benefit or actuarial plan.

Employment Agreements
---------------------

    	Pursuant to the Plan of Reorganization confirmed by the U.S. Bankruptcy Court on February 6, 1997, Mr. Cullimore has agreed to continue to work for the Company through February 1999, on the following terms: an annual salary of $100,800; an automobile allowance of $250 per month; a $39,967 annual contribution to Mr. Cullimore's salary continuation plan; and the condominium owned by the Company will be provided to Mr. Cullimore for his living accommodations.

    	Mr. Cullimore receives one-half of an incentive bonus pool equal to 50% of positive cash flow from operations per year from $200,000 to $300,000, 25% from $300,000 to $400,000, and 10% in excess of $400,000. For the fiscal year ending June 30, 1998, Mr. Cullimore received $32,500 under this agreement.

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



Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

    	The following table sets forth, as of September 23, 1998, certain information with respect to any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's capital stock, each director, certain executive officers and as to all directors and officers as a group:


       				        Common Stock Beneficially Owned
                  ---------------------------------

                  			        		     Number
         Name              			    of shares 	       % of Class(1)
       --------                   ---------         -------------

	Paul M. Bluto (2)              		6,296,590       		    71.1%

 Lourette Ann Bluto (2)	         	6,296,590		           71.1%

 Kelvyn H. Cullimore (3)          		480,649        	 	   6.0%

 Kelvyn H. Cullimore, Jr. (4)      	230,339           	  2.9%

 Francis E. McLaughlin (5)     		   167,764        	 	   2.1%

 Kumar V. Patel (6)               		200,000       		     2.5%

 Thomas J. Carlson(7)			            133,334		            1.7%

 Michael L. Pitman			                70,563		            0.9%

 Randy S. Brashers			                70,543		            0.9%

 All Directors and Officers
 of the Company as a Group
 (9 persons)(8)                 		7,419,443       	    	81.4%
 ___________________

(1) These calculations are based upon a total of 7,937,638 shares outstanding as of September 23, 1998. In addition, for each person or group the number of shares owned and the calculation of the percentage ownership includes the number of shares that person or group has the right to acquire.

(2) Mr. Paul Bluto and Mrs. Lourette Ann Bluto jointly own 11,013 shares as a result of their pre-bankruptcy holdings, Mr. Bluto acquired 4,433,490 restricted shares pursuant to the Company's Plan of Reorganization, Mr. Bluto acquired 539,573 restricted shares in a private placement by the Company, and Mrs. Bluto owns 6,257 shares. In addition, Mr. Bluto is a trustee of the GS & W Services Defined Benefit Plan which acquired 383,333 restricted shares in a private placement by the Company and Mr. Bluto is deemed to be the beneficial owner of these shares. Mr. Bluto also owns warrants to purchase 539,573 restricted shares at a price of $1.00 per share. The GS & W Services Defined Benefit Plan also owns warrants to purchase 383,333 restricted shares at a price of $1.00 per share. All shares owned directly or beneficially by either Mr. Bluto or Mrs. Bluto are deemed to be beneficially owned by the other.

(3) Mr. Cullimore owns 10,453 shares as a result of pre-petition holdings, he received 201,523 shares as part of the Company's Plan of Reorganization and he owns 5,000 shares which he received in satisfaction of claims as a creditor of the Company. In addition, Mr. Cullimore acquired 16,667 restricted shares of common stock in the Company's private placement. Mr. Cullimore may be deemed to be a control person of Dynatronics Corporation which owns 230,339 shares, which are included in Mr. Cullimore's holdings.

(4) Mr. Cullimore, Jr. may be deemed to be a control person of Dynatronics Corporation which owns 230,339 shares, which are included in Mr. Cullimore, Jr.'s holdings.

(5) Mr. McLaughlin owns 9,430 shares as a result of pre-petition holdings and he acquired 66,667 restricted shares in the Company's private placement. He also owns warrants to purchase 66,667 restricted shares of the Company's common stock at a price of $1.00 per share.

(6) Mr. Patel acquired 100,000 restricted shares in the Company's private placement. He also owns warrants to purchase 100,000 restricted shares of the Company's common stock at a price of $1.00 per share.

(7) Mr. Carlson acquired 66,667 restricted shares in the Company's private placement. He also owns warrants to purchase 66,667 restricted shares of the Company's common stock at a price of $1.00 per share.

(8) The calculation of beneficially owned shares of all executive officers and directors as a group eliminates the duplicate entries of shares owned by Dynatronics which are reflected in the beneficial ownership of both Kelvyn H. Cullimore and Kelvyn H. Cullimore, Jr., as well as shares owned by GS & W Services, Inc. and the Bluto family which are reflected in the beneficial ownership of both Paul and Lourette Ann Bluto.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

    		Mr. Kelvyn H. Cullimore is the Chairman of the Board of Dynatronics
Corporation.  Mr. Kelvyn H. Cullimore, Jr. is the President and a Director of
Dynatronics Corporation.  Kelvyn H. Cullimore and Kelvyn H. Cullimore, Jr.
may be considered to be affiliates of Dynatronics Corporation by virtue of their positions with Dynatronics Corporation.  The Company paid Dynatronics
Corporation, an affiliate of the Company, $6,000 per month to provide administrative, payroll, staffing, accounting functions and support through
March 31, 1998.  At which time, the Company brought these functions in house and entered into an agreement with Dynatronics Corporation  to provide for the services of Robert J. Cardon, the Company Secretary/Treasurer on a
hourly fee basis.  Dynatronics Corporation owns approximately 3% of the common stock of the Company (post reorganization).

                                PART IV

Item 13.	Exhibits and Reports on Form 8-K
         --------------------------------

	Financial Statements Filed as part of Form 10-KSB:
 -------------------------------------------------

	Independent Auditors' Report
		Tanner + Co.	                                                   F-2

	Balance Sheet at June 30, 1998	                                  F-3

	Statements of Operations --
	years ended June 30, 1998 and 1997	                              F-4

	Statements of Stockholders'
	Equity -- years ended June 30,
	1998 and 1997 		                                                 F-5

	Statements of Cash Flows --
	years ended June 30, 1998 and 1997 	                             F-6

	Notes to Financial Statements	                                   F-7

	(a)	Exhibits
     --------

	 	Reg. S-B
 		Exhibit No.   Description
   ----------    -----------

   			  3.1	     Articles of Incorporation of the Registrant, as amended
                 (incorporated by reference to Registration Statement on Form
                 S-1, Registration No. 33-48630)

    		  3.2	     Bylaws of the Registrant, as amended and restated on April
                 6, 1991 (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-48630)

    		  3.3	     Amendments to Bylaws of the Registrant dated August 28, 1991 and July 24, 1992 (incorporated by reference to Registration
                 Statement on Form S-1, Registration No. 33-48630)

    		  4.1     	Specimen Certificate for the Common Stock of the Registrant
                 (incorporated by reference to Registration Statement on Form
                 S-1, Registration No. 33-48630)

  		   10.3	     Ground Lease Agreement dated July 27, 1993 between Treasure
                 Lake RV Resort Camping Club, Inc. and International Tourist
                 Entertainment Corporation (incorporated by reference to
                 Registration Statement on Form S-1, Registration No. 33-
                 64132)

    		 10.4	     Loan Agreement dated July 30, 1993 for loan from NationsBank to International Tourist Entertainment Corporation
                 (incorporated by reference to Registration Statement on Form
                 S-1, Registration No. 33-64132)

    		 10.5	     Deed of Trust dated July 30, 1993 for benefit of NationsBank
                 (incorporated by reference to Registration Statement on Form
                 S-1, Registration No. 33-64132)


    		 10.10    	Distribution Agreement dated July 14, 1995 between IMAX
                 Corporation and the Company (incorporated by reference to
                 Form 10-KSB for year ended June 30, 1997).

       10.12	    Third Modification Agreement dated March 1, 1997 between
                 Nations	Bank and the Company. (incorporated by reference to
                 Form 10-KSB for year ended June 30, 1997).

       10.13	   	System Lease Agreement as amended dated August 1, 1993
                 between IMAX Corporation and the Company. (incorporated by reference to Form 10-KSB for year ended June 30, 1997).

(b) Reports on Form 8-K: No report on Form 8-K has been filed by the Company during the last quarter of the period covered by this report.

                              SIGNATURES

    	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION



By  /s/ Kelvyn H. Cullimore     			Date:  September 23, 1998
    ---------------------------
   	Kelvyn H. Cullimore,
	   President


    	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Paul M. Bluto             	Chairman of the Board of Directors	   9/23/98
---------------------------    Chief Financial Officer              ---------
Paul M. Bluto				              (Principal Financial Officer)


/s/ Kelvyn H. Cullimore       	Chief Executive Officer,		            9/23/98
---------------------------    President and Director               ---------
Kelvyn H. Cullimore			    				 (Principal Executive
Officer)


/s/ Kelvyn H. Cullimore, Jr.  	Director				                          9/23/98
---------------------------                                         ---------
Kelvyn H. Cullimore, Jr.


                              	Director
---------------------------                                         ---------
Francis E. McLaughlin


/s/Lourette Ann Bluto         	Director				                          9/23/98
---------------------------                                         ---------
Lourette Ann Bluto


                              	Director
---------------------------                                         ---------
Thomas J. Carlson


                              	Director
---------------------------                                         ---------
Kumar V. Patel

                      INTERNATIONAL TOURIST ENTERTAINMENT
                                  CORPORATION
                              Financial Statements
                                 June 30, 1998




                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                                                   Index to Financial Statements

--------------------------------------------------------------------------------




                                                                            Page

Report of Tanner + Co.                                                       F-2


Balance Sheet                                                                F-3


Statement of Operations                                                      F-4


Statement of Stockholders' Equity                                            F-5


Statement of Cash Flows                                                      F-6


Notes to Financial Statements                                                F-7





--------------------------------------------------------------------------------


--------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                             F-1

                          INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Stockholders of International Tourist Entertainment Corporation


We have audited the balance sheet of International Tourist Entertainment Corporation as of June 30, 1998, and the related statements of operations, stockholders' equity and cash flows for the two years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  generally   accepted  auditin


standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Tourist Entertainment Corporation as of June 30, 1998, and the results of its operations and its cash flows for the two years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles















Salt Lake City, Utah
August 5, 1998

--------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                             F-2

                                                           INTERNATIONAL TOURIST ENTERTAINMENT
CORPORATION

                                                                                             Balance Sheet

                                                                                             June 30, 1998

----------------------------------------------------------------------------------------------------------



              Assets
Current assets:
     Cash                                                                               $          350,793
     Receivables                                                                                    37,611
     Inventories                                                                                    77,705
     Prepaid expenses                                                                               22,947
     Current portion of prepaid leases                                                             166,915
                                                                                        ------------------

                  Total current assets                                                             655,971

Property and equipment, net                                                                      5,868,192
Prepaid leases                                                                                   1,215,560
Deposits                                                                                            24,503
                                                                                        ------------------

                                                                                        $        7,764,226
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                   $          202,225
     Accrued expenses                                                                              323,940
     Current portion of long-term debt                                                             121,380
                                                                                        ------------------

                  Total current liabilities                                                        647,545

Accrued lease expense                                                                              281,739
Long-term debt                                                                                   3,554,182
Deposits                                                                                            20,500
                                                                                        ------------------

                  Total liabilities                                                              4,503,966
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Common stock, $.001 par value; authorized 40,000,000
       shares; issued and outstanding 7,937,638 shares                                               7,938
     Additional paid-in capital                                                                 10,781,076
     Accumulated deficit                                                                        (7,528,754)
                                                                                        ------------------

                  Total stockholders' equity                                                     3,260,260
                                                                                        ------------------

                                                                                        $        7,764,226
                                                                                        ------------------

                                                                                   Statement of Operations

                                                                                      Years Ended June 30,
----------------------------------------------------------------------------------------------------------


                                                                             1998              1997
                                                                       -----------------------------------
Revenues:
     Theater admissions and concessions                                $       2,286,232  $      1,990,034
     Restaurant and deli                                                       2,843,511         2,108,439
     Retail sales                                                                333,120           238,423
     Retail rental income                                                        430,211           412,289
                                                                       -----------------------------------
                                                                               5,893,074         4,749,185
                                                                       -----------------------------------

Costs and expenses:
     Direct exhibition film costs and concessions                                456,410           268,070
     Direct restaurant and deli costs                                            862,826           640,848
     Direct retail costs                                                         180,235           127,571
     Selling, general, and administrative expenses                             4,355,473         3,598,374
                                                                       -----------------------------------
                                                                               5,854,944         4,634,863
                                                                       -----------------------------------

                  Income from operations                                          38,130           114,322
                                                                       -----------------------------------

Other income (expense):
     Interest expense                                                           (340,674)         (657,363)
     Interest income                                                              26,018            22,451
     Other                                                                        24,000             1,673
                                                                       -----------------------------------
                                                                                (290,656)         (633,239)
                                                                       -----------------------------------

                  Loss before income taxes and
                  extraordinary item                                            (252,526)         (518,917)

Income taxes                                                                           -                 -
                                                                       -----------------------------------

Loss before extraordinary item                                                  (252,526)         (518,917)

Extraordinary gain from forgiveness of debt, net of $-0-
  income taxes                                                                         -         4,086,766
                                                                       -----------------------------------

                  Net (loss) income                                    $        (252,526) $      3,567,849
                                                                       -----------------------------------

(Loss) income per common share
     Continuing operations                                             $            (.03) $           (.21)
     Extraordinary item                                                                -              1.66
                                                                       -----------------------------------

Net (loss) income per share                                            $            (.03) $           1.45
                                                                       -----------------------------------



----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                             F-3



                                                           INTERNATIONAL TOURIST ENTERTAINMENT
CORPORATION

                                                                         Statement of Stockholders' Equity

                                                                        Years Ended June 30, 1998 and 1997
----------------------------------------------------------------------------------------------------------
                                                                                                 Total
                                                                    Additional               Stockholders'
                        Preferred Stock         Common Stock         Paid-In     Accumulated    Equity
                      --------------------------------------------
                        Shares    Amount     Shares      Amount       Capital      Deficit     (Deficit)
                      ------------------------------------------------------------------------------------

Balance, July 1, 1996     212,613  $   213     635,999  $      636  $  9,580,139 $(10,844,077) $(1,263,089)

Conversion of
debentures and related
interest for common
stock                           -        -     284,243         285         6,673            -        6,958

Conversion of preferred
stock to common stock    (212,613)    (213)    170,090         170            43            -            -

Issuance of common
stock for:
  Cash                          -        -   5,262,490       5,262       843,439            -      848,701
  Forgiveness of debt           -        -      88,530          88         2,125            -        2,213
  Bankruptcy settlement         -        -     403,045         403             -            -          403

Net income                      -        -           -           -             -    3,567,849    3,567,849
                      ------------------------------------------------------------------------------------

Balance, June 30, 1997          -        -   6,844,397       6,844    10,432,419   (7,276,228)   3,163,035

Issuance of common
stock for cash and
bankruptcy conversions
and settlements                 -        -   1,093,241       1,094       348,657            -      349,751

Net loss                        -        -           -           -             -     (252,526)    (252,526)
                      ------------------------------------------------------------------------------------

Balance, June 30, 1998          -  $         7,937,638  $    7,938  $ 10,781,076 $ (7,528,754) $ 3,260,260
                      ------------------------------------------------------------------------------------





----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                             F-4

                                                           INTERNATIONAL TOURIST ENTERTAINMENT
CORPORATION

                                                                                   Statement of Cash Flows

                                                                                      Years Ended June 30,
------------------------------------------------------------------------------------------------------------




                                                                             1998              1997
                                                                       -----------------------------------
Cash flows from operating activities:
     Net (loss) income                                                 $        (252,526) $      3,567,849
     Adjustments to reconcile net (loss) income to net
       cash provided by operating activities:
         Depreciation and amortization                                           407,449           349,045
         Loss on disposition of property and equipment                               925                 -
             Extraordinary gain from forgiveness of debt                               -        (4,086,766)
         (Increase) decrease in:
              Receivables                                                         (1,466)          (18,382)
              Inventories                                                        (17,766)           (8,480)
              Deposits and prepaid expenses                                      (25,365)           26,401
              Prepaid leases                                                     166,915           178,754
         Increase (decrease) in:
              Accounts payable and accrued expenses                              212,225            (1,566)
              Deposits                                                            (1,500)           (4,800)
                                                                       -----------------------------------

                  Net cash provided by
                  operating activities                                           488,891             2,055
                                                                       -----------------------------------

Cash flows from investing activities-
     purchase of property and equipment                                         (627,737)         (460,806)
                                                                       -----------------------------------

Cash flows from financing activities:
     Proceeds from debt                                                                -             5,123
     Payments on debt                                                           (120,886)         (275,215)
     Payments on debentures                                                            -          (221,263)
     Net proceeds from issuance of common stock                                  349,751           848,701
                                                                       -----------------------------------

                  Net cash provided by
                  financing activities                                           228,865           357,346
                                                                       -----------------------------------

Increase (decrease) in cash and cash equivalents                                  90,019          (101,405)

Cash beginning of year                                                           260,774           362,179
                                                                       -----------------------------------

Cash end of year                                                       $         350,793  $        260,774
                                                                       -----------------------------------



----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                             F-5

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements

                                                          June 30, 1998 and 1997
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies
Description of Business
The Company's principal business is in the tourist entertainment sector. The Company completed and placed in operation in October 1993 a giant screen tourist entertainment complex in Branson, Missouri, and began showing its own theme film produced especially for the Branson location. The Company also operates a restaurant, a deli as of March 1997, a live performance theater as of April 1998, and a small gift shop in the Branson complex.


Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.


The Company maintains its cash in bank deposit amounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


Cash Equivalents
The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents.


Inventories
Inventories consist of retail merchandise, food, and concession items that are recorded at the lower of cost or market, cost being determined on the first-in first-out (FIFO) method.


--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Summary of Significant Accounting Policies
     Continued
Film Development Costs
Film development costs reflect the direct costs incurred to produce a giant screen film exhibited by the Company. Such costs are amortized, commencing when films are first exhibited, using a straight-line method over an estimated useful life of seven years. The estimated useful life and method of amortization is based principally on management's estimates of projected future revenues, and the years over which similar theme films have been exhibited within the giant screen theater industry. As films are exhibited and historical information becomes available to aid management in film revenue projections, amortization will be modified, if necessary, so as to reasonably relate film costs to estimated gross revenues expected over the estimated useful life of the films, not to exceed seven years. Management evaluates the unamortized film development costs for possible impairment giving consideration to various factors including revenue trends and projected cash flows. Impairments determined through the evaluation are expensed currently.


Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures of maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.


(Loss) Income Per Share
The computation of basic (loss) income per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted (loss) income per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock warrants outstanding using the treasury stock method and the average market price per share during the year.


--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies
     Continued
Income Taxes
Income taxes are recorded  using the asset and  liability  method,  deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Reclassifications
Certain accounts in the 1997 financial statements have been reclassified to conform with the current year presentation.


2.   Property and
     Equipment
Property and equipment consists of the following:


Buildings                                                  $      4,872,961
Equipment                                                           794,220
Furniture and fixtures                                              270,443
Land improvements                                                   123,244
Film development costs                                              900,000
                                                           ----------------

                                                                  6,960,868

Less accumulated depreciation and
  amortization                                                   (1,092,676)
                                                           ----------------

                                                           $      5,868,192
                                                           ----------------




--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Related Party Transaction
During the years ended June 30, 1998 and 1997, the Company paid Dynatronics Corporation (Dynatronics), a company which had common management a monthly fee for administrative staff, accounting services, and accounting personnel. The related costs are included in general and administrative expenses and amounted to $64,000 and $67,500, respectively.


4.   Preferred Stock
Preferred Stock
The Company prior to its filing for bankruptcy protection, had issued and outstanding 212,613 shares of preferred stock. The preferred stock had various provisions including the conversion into common stock and the entitlement of dividends to be paid out of legally available funds at a rate of 10%.


The Company's bankruptcy plan of reorganization provided for the conversion of each share of preferred stock plus the dividend in arrears into .8 shares of the Company's common stock. During May and June 1997, the Company converted the 212,613 shares of preferred stock plus dividends in arrears of $237,161 into 170,090 shares of the Company's common stock.


5.   Convertible Debenture Offering
During the year ended June 30, 1997 as part of the bankruptcy agreement, the Company modified the conversion rate of $2,055,000 of convertible debentures plus approximately $274,000 of accrued interest, and converted the debentures into cash payments of $221,264 and 284,243 shares of common stock. The Company realized a gain of $2,100,789 on the conversion of the debentures to common stock see note 15.



--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Lease Obligations
The Company has a ten year operating lease agreement for a giant screen theater projection and sound system for its Branson Theater Complex. Under the terms of this agreement, the Company was required to make advance rental payments. Such amounts, net of amortization, are reflected in prepaid leases in the accompanying financial statements. The advance rent payments are being amortized on a straight-line basis over the initial ten year lease term. Additionally, the lease agreement requires the monthly payments, adjusted annually based on the Consumer Price Index, throughout the remaining lease term, together with annual percentage royalties ranging from one to ten percent based upon the attainment of certain net theater admission revenue volumes. Advance and fixed minimum lease commitments related to this lease are included in the following tables.


The Company also has a fifty year operating lease on land located in Branson, Missouri, the site of the Company's giant screen tourist entertainment complex. An advance rent payment of $1,025,000 was made at the time of the lease which satisfied the Company's rent obligation for years one through twenty of the lease agreement. For years twenty-one through fifty of the lease, the Company is obligated to make quarterly rent payments aggregating $145,000 annually, these amounts are subject to an annual consumer price index adjustment. Base rents including the $1,025,000 in advance rents and the $145,000 annual amount commencing in the twenty-first lease year is expensed on a straight-line basis over the fifty-year lease term, which under the term of the agreement began October 1, 1993. Amounts recorded as accrued lease expense in the accompanying balance sheet reflects an accrual for those portions of the rents that will be paid during years twenty-one through fifty which are expensed currently using the straight-line expense recognition method.


--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Lease Obligations
     Continued
Advance rental payments associated with the theater system and land are reflected in the current portion of prepaid leases and prepaid leases in the accompanying balance sheet as summarized below:


Advance rents:
  Theater system                                          $         610,562
  Land                                                              771,913
                                                          -----------------

                                                                  1,382,475
                                                          -----------------

Less current portion of prepaid leases
  Theater system                                                   (116,298)
  Land                                                              (50,617)
                                                          -----------------

                                                                   (166,915)
                                                          -----------------

Prepaid leases                                            $       1,215,560
                                                          -----------------



Annual amortization expense is as follows:


  Theater system                                          $         116,298
   Land                                                              50,617
                                                          -----------------

                                                          $         166,915
                                                          -----------------



A schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1998, is as follows:


                           Year                                Amount
                                                          -----------------

                           1999                           $         182,895
                           2000                                     181,097
                           2001                                     177,500
                           2002                                     177,500
                           2003                                     177,500
                           Thereafter                             4,527,500
                                                          -----------------

                                                          $       5,423,992
                                                          -----------------



--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Lease Obligations
     Continued
Rental expense on operating leases for the years ended June 30, 1998 and 1997 was approximately $238,000 and $154,000.


The  Company  leases  certain  equipment  under  noncancellable   capital  lease
agreements. Assets under capital leases included in property and equipment are as follows:


Equipment                                                 $          31,990

Less accumulated amortization                                        (6,724)
                                                          -----------------

                                                          $          25,266
                                                          -----------------



Amortization expense for assets under capital lease during fiscal 1998 and 1997 was $6,398 and $25,257, respectively.


The capital lease obligations have imputed interest rates approximately equal to the Company's borrowing rate for similar type transactions and are payable in monthly installments through October 2002. Future maturities and minimum payments on capital lease obligations are as follows:


                           Year                                Amount
                                                          -----------------

                           1999                           $           9,036
                           2000                                       9,036
                           2001                                       6,576
                           2002                                       2,610
                                                          -----------------

                                                                     27,258

                           Less amount representing interest         (3,766)
                                                          -----------------

                           Present value of minimum capital
                             lease obligations            $          23,492
                                                          -----------------




--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Lessor Lease Agreements
The Company has agreements to rent space as lessor to various retail tenants in its Branson, Missouri theater complex with terms ranging from one to five years. The agreements also include certain renewal terms for leases beyond five years, which are not included in the amounts below. As of June 30, 1998, the Company held $20,500 in deposits related to the leases.


A summary of future minimum rentals to be received are as follows:


                           Year                                Amount
                                                          -----------------
                           1999                           $         309,760
                           2000                                     258,460
                           2001                                     244,860
                           2002                                     161,960
                           2003                                      93,060
                           Thereafter                                30,000
                                                          -----------------

                               Total                      $       1,098,100
                                                          -----------------



8.   Long-Term Debt
Long-term debt is comprised of the following:


Note payable to a bank in monthly installments of $33,000, including interest 9% through February 1999, and prime plus .75% thereafter, secured by
the theater complex                                       $       3,387,893

Mortgage payable in monthly installments of $741
including adjustable interest from 4% to 12%,
secured by real property                                            106,232



Note payable to a bank in monthly installments of
$2,625, including interest at 10.75%, secured by
equipment                                                            84,263



Note payable in monthly installments of $1,514
including interest at 10.8%, secured by equipment                    73,682


--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Long-Term Debt
     Continued

Capital lease obligations (see note 6)                               23,492
                                                          -----------------

                                                                  3,675,562

Less current portion                                               (121,380)
                                                          -----------------

Long-term debt                                            $       3,554,182
                                                          -----------------



Future maturities of long-term debt are as follows:


                           Year                                Amount
                                                          -----------------

                           1999                           $         121,380
                           2000                                     132,619
                           2001                                     144,200
                           2002                                     127,894
                           2003                                     130,987
                           Thereafter                             3,018,482
                                                          -----------------

                                                          $       3,675,562
                                                          -----------------



9.   Income
     Taxes
Income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before income taxes for the following reasons:


                                                    Years Ended
                                                      June 30,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Federal income tax benefit
(provision) at statutory rate           $           84,000$      (1,208,000)
Change in valuation allowance                      (84,000)       1,208,000
                                        -----------------------------------

                                        $                -                -
                                        -----------------------------------




--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Income Taxes
     Continued
Deferred tax assets (liabilities) are comprised of the following:


Write-down of assets                                      $       1,911,000
Net operating loss carry forward                                    636,000
Depreciation                                                        (39,000)
Accrued rents                                                       110,000
                                                          -----------------

                                                                  2,618,000

Less valuation allowance                                         (2,618,000)
                                                          -----------------

                                                          $               -
                                                          -----------------



At June 30, 1998, the Company has approximately $1,800,000 of net operating loss
carryforwards   for  income  tax  purposes  to  offset  future   income.   These
carryforwards begin to expire in 2011.


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


10.  Supplemental Cash Flow Information
During the year ended June 30, 1997, the Company had the following noncash investing and financing activities:


o    Exchange of land for the settlement of a debt
     obligation                                               $          480,000
o    Incurred debt for purchase of fixed assets               $          148,522
o    Realized gain on forgiveness of accounts payable,
     long-term debt and debentures as part of
     bankruptcy settlement                                    $        4,086,766




--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Supplemental Cash Flow Information
     Continued
Actual amounts paid for interest and income taxes are as follows:


                                                        Years Ended
                                                          June 30,
                                            ------------------------------------
                                                   1998              1997
                                            ------------------------------------

                           Interest         $          337,592  $        657,362
                                            ------------------------------------

                           Income taxes     $                -  $              -
                                            ------------------------------------



11.  Employment Agreements
The Company has entered into an employment agreement with an officer of the Company. The agreement provides for an annual salary of $100,800 per year, $250 per month car allowance, payment of health insurance premiums, $39,000 annual retirement fund contribution, use of a condominium for living purposes, and an incentive bonus arrangement based on annual cash flow over $200,000 per year.


12.  Fair Value of Financial Instruments
None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



13.  Stock-Based Compensation
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) established financial accounting and reporting standards for stock-based compensation. The standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock warrants. Had compensation expense for the Company's stock warrants been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                                       June 30,
                                           --------------------------------
                                                 1998            1997
                                           --------------------------------

Net (loss) income - as reported            $       (252,526) $    3,567,849
Net (loss) income - pro forma              $       (476,592) $    3,527,396
(Loss) income per share - as reported      $           (.03) $         1.45
(Loss) income per share - pro forma        $           (.06) $         1.43



The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                         June 30,
                                            -----------------------------------
                                                   1998             1997
                                            -----------------------------------

Expected dividend yield                     $             -    $           -
Expected stock price volatility                         202%             204%
Risk-free interest rate                                5.84%               5%
Expected life of options                           18 months        18 months
                                            -----------------------------------



The weighted average fair value of options granted during the year ended June 30, 1998 and 1997 are $.19 and $.20, respectively.


--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Stock-Based Compensation
     Continued
The following table summarizes information about stock warrants outstanding at June 30, 1998:


                       Warrants Outstanding             Warrants Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices       6/30/98      (Years)       Price       6/30/98       Price
--------------------------------------------------------------------------------

$    1.00       2,000,000       0.53      $  1.00        944,000  $    1.00
--------------------------------------------------------------------------------



14.  Earnings Per Share
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. During the year ended June 30, 1998, the Company adopted this standard.


Earnings per share information is as follows:


                                                    Years Ended
                                                      June 30,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Net (loss) income available to
  common stockholders (basic
  and diluted)                          $         (252,526)  $    3,567,849
                                        -----------------------------------

Average equivalent shares
  (basic and diluted)                   $        7,716,000   $    2,464,000
                                        -----------------------------------




--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



15.  Bankruptcy
On February 6, 1997, the Bankruptcy Court approved the Company's plan of reorganization (the Plan). The Plan require a capital infusion of $1,200,000 of which $848,700 was paid prior to June 30, 1997 for 3,262,490 shares of common stock and the remaining $351,300 was paid on September 10, 1997. The Company's ownership after the approved bankruptcy reorganization is as follows:


Stockholders'                                                  % Owned
                                                          -----------------

New capital infusion                                                     80%
Existing stockholders'                                                   10
Debenture holders                                                         5
Management                                                                5
                                                          -----------------

                                                                        100%
                                                          -----------------



The resulting gain recognized related to the final bankruptcy settlement is as follows:


                                                                   Gain on
                                                                 Forgiveness
        Category                     Description                   of Debt
--------------------------------------------------------------------------------

Accounts payable        To satisfy $1,257,832 of creditor
and accrued             claims the Company issued and
expenses                aggregate of 88,530 shares of
                        common stock and paid $101,565
                        in cash                               $        1,154,054

Convertible             To satisfy $2,055,000 of
debentures              debentures plus $274,000 of
                        accrued interest the Company
                        issued 284,243 shares of common
                        stock and paid cash of $221,264.
                        The terms of the conversion were
                        substantially different than the
                        convertible terms when the
                        dentures were issued                           2,100,789


--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Bankruptcy
     Continued

Debt                    The Company transferred real
                        estate in the Virgin Islands to a
                        creditor for payment in full of a
                        $480,000 note payable.  The
                        Company restructured its mortgage
                        note payable and paid $103,801 in
                        satisfaction of $935,724 of notes
                        payable                                          831,923
                                                              ------------------

Total gain                                                    $        4,086,766
                                                              ------------------



In addition, the Company converted its preferred stock to common stock (see note
5) and restructured the employment agreement to an officer.
Final bankruptcy clearance has been received.

--------------------------------------------------------------------------------