Form 10QSB
period 1998-09-30
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1998-11-13
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________

Commission File Number:  0-21070


                 International Tourist Entertainment Corporation
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

   U.S. Virgin Islands                            66-0426648
------------------------                       ----------------
(State or other jurisdiction of                (IRS Employer
incorporation or organization)                  Identification No.)

             3562 Shepherd of the Hills Expressway Branson, MO 65616
             -------------------------------------------------------
               (Address of principal executive offices) (ZIP Code)

                                 (417) 335-3533
                                 ---------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       1. Yes    X     No
                                                ---        ---
                                       2. Yes    X     No
                                                ---        ---

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes X No
                                                                     ---   ---



The number of shares outstanding of the issuer's common stock, $.001 par value as of November 13, 1998 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                                ---      ---

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
                                                                                       Page Number

Condensed Balance Sheet
   September 30, 1998 ..........................................................................1


Condensed Statements of Operations
   Three Months Ended September 30,1997
   and September 30,1998........................................................................2


Condensed Statements of Cash Flows
   Three Months Ended September 30, 1997
   and September 30, 1998.......................................................................3

Notes to Condensed Financial Statements ........................................................4


Item 2.  Management's Discussion and Analysis
   or Plan of Operation.........................................................................5


Part II.   OTHER INFORMATION....................................................................6


                                   INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                 Condensed Balance Sheet
                                                       (Unaudited)


                                                                                                       September 30
                         ASSETS                                                                            1998
                                                                                                     -----------------

          Current assets:
             Cash and cash equivalents                                                           $            421,312
             Receivables                                                                                       56,487
             Inventories                                                                                       98,440
             Prepaid leases-current                                                                           166,915
                                                                                                     -----------------

                         Total current assets                                                                 743,154


          Property and equipment, net                                                                       5,889,752
          Prepaid leases-non current                                                                        1,173,832
          Deposits                                                                                             34,716
                                                                                                     -----------------


                         TOTAL ASSETS                                                            $          7,841,454
                                                                                                     =================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
             Accounts payable                                                                    $            169,284
             Accrued expenses                                                                                 309,979
             Current portion of long-term debt                                                                121,380
                                                                                                     -----------------

                         Total current liabilities                                                            600,643

          Accrued lease expense                                                                               295,826
          Long-term debt                                                                                    3,522,475
          Deposits                                                                                             20,500
                                                                                                     -----------------

                         Total liabilities                                                                  4,439,444

          Stockholders' equity
             Common stock, $.001 par value.  Authorized 40,000,000
                shares, issued and outstanding 7,937,638 shares as of
                September 30, 1998                                                                              7,859
             Additional paid-in capital                                                                    10,781,155
             Accumulated deficit                                                                           (7,387,004)
                                                                                                     -----------------

                         Net stockholders' equity                                                           3,402,010
                                                                                                     -----------------

                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $          7,841,454
                                                                                                     =================


                                See accompanying notes to condensed financial statements.

                                                            1

                                     INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                                           Condensed Statements of Operations
                                                       (Unaudited)



                                                                                              Three Months Ended
                                                                                                  September 30

                                                                                            1998                1997

                                                                                        --------------     ---------------

       Revenue:
            Theater admissions                                                        $       742,480             637,092
            Restaurant and deli                                                               807,290             824,350
            Concession and retail sales                                                       209,275             140,856
            Retail rental income                                                              112,608             111,478
                                                                                        --------------     ---------------
                                                                                            1,871,653           1,713,776
                                                                                        --------------     ---------------
       Costs and expenses:
            Direct exhibition film costs                                                      127,156              83,590
            Direct restaurant and deli costs                                                  247,280             252,278
            Direct concession and retail costs                                                 78,852              76,339
            Other operating expenses                                                          141,046             142,527
            Selling, general and administrative expenses:
                Salaries and wages                                                            531,673             446,682
                Advertising                                                                    89,430              88,271
                Depreciation and amortization                                                 101,444             100,010
                Occupancy                                                                     108,317              98,954
                Other                                                                         227,606             211,833
                                                                                        --------------     ---------------
                                                                                            1,652,804           1,500,484
                                                                                        --------------     ---------------
                Operating income                                                              218,849             213,292

       Other income (expense):
            Interest income                                                                     5,792               6,914
            Interest expense                                                                  (82,891)            (85,464)
                                                                                        --------------     ---------------
                Other income (expense), net                                                   (77,099)            (78,550)
                                                                                        --------------     ---------------

                IncomeNbeforesprovision for income taxes                              $       141,750             134,742

                Provision for Income Taxes                                                          -                   -
                                                                                        --------------     ---------------

                Net income                                                                    141,750             134,742
                                                                                        ==============     ===============

       Net income per common share                                                    $           .02                 .03
                                                                                        ==============     ===============

       Weighted average common
          shares outstanding                                                                7,937,638           4,067,000


                                See accompanying notes to condensed financial statements.
                                                            2

                                     INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                         Condensed Statements of Cash Flows
                                                       (Unaudited)

                                                                                           Three Months Ended
                                                                                              September 30

                                                                                        1998                 1997
                                                                                 -----------------       -------------
Cash flows from operating activities:
   Net income                                                                    $         141,750             134,742
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                                        101,444             100,010
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables and notes receivable-tenants                    (18,876)              2,149
        (Increase) in inventories                                                          (20,735)            (15,805)
        Decrease (increase) in deposits and prepaid expenses                                12,734                 (59)
        Decrease in prepaid leases                                                          41,728              41,728
        Increase (decrease) in accounts payable and other accrued expenses                 (46,902)             40,647
                                                                                 ------------------      --------------
                         Net cash provided by operating activities                         211,143             303,412

Cash flows used in investing activities:
   Capital expenditures                                                                    123,004              43,369
                                                                                 ------------------      --------------
                         Net cash used in investing activities                             123,004              43,369

Cash flows from financing activities:
   Principal payments on long-term debt                                                    (17,620)            (32,134)
   Proceeds from issuance of common stock                                                        -             349,751
                                                                                 ------------------      --------------
                        Net cash provided by (used in) financing activities                (17,620)            317,617

Increase in cash and cash equivalents                                                       70,519             577,660

Cash and cash equivalents at beginning of period                                           350,793             260,774
                                                                                 ------------------      --------------

Cash and cash equivalents at end of period                                       $         421,312             838,434
                                                                                 ==================      ==============
Supplemental cash flow information:
  Cash paid during the period for interest                                       $          82,891              85,464




                               See accompanying notes to condensed financial statements.
                                                            3

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements
                               September 30, 1998
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

International Tourist Entertainment Corporation (the "Company") commenced operations in October 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report of form 10-KSB for the year ended June 30, 1998 as filed with the Securities and Exchange Commission.



NOTE 2.  NET INCOME OR LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128 for the quarter ended December 31, 1997.

SFAS 128 establishes a different method of computing earnings per share than was required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, entities with publicly held common stock are required to present basic earnings per share and diluted earnings per share. Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares outstanding during the period. Basic and fully diluted earnings per share are the same for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

ITEC Attractions (the trade name of the Company) began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October, 1993. This facility is known as the IMAX Entertainment Complex. The Complex contains a 532 seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. In addition, the facility includes an enclosed shopping mall with approximately 22,000 square feet of retail space. MCFARLAIN'S, a family restaurant in the mall, has been owned and operated by the Company since May 1, 1995. During the quarter ended March 31, 1997, the Company acquired assets to begin the operation of McFarlain's Back Porch, an express deli and bakery which is also in the mall. In 1994, the company began selling gift items related to the films which were being exhibited in the theater or which are representative of the lifestyle of the Ozark's. This operation has evolved into the Legacy & Legends Gift Shop, which is one of the Company's most profitable and fastest growing departments. Seventeen other shops and kiosks are currently leased to third parties. In December 1997, the Company installed a new 35mm projection system, in addition to its IMAX giant screen projection system, and began showing feature 35mm films each evening in addition to the IMAX giant screen film presentations.

In March 1998, the Company completed the construction of a 210 seat theater for live performances in its Branson complex. The Mike Radford's - Remember When Show performs daily in this theater.

During thew current reporting period the Company completed an addition to the McFarlain's restaurant, which increased seating by 133 people. This is the second expansion of the restaurant during the last two years and brings the total seating to over 600 people.

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 1998 increased 9.2 percent to $1,871,653 as compared to $1,713,776 for the same quarter of the previous year. The Company reported revenue increases in most segments of its operations, with the largest increases coming from the Legacy & Legends Gift Shop, from ticket sales due to the addition of the 35mm feature films and the addition of the Remember When Show.

Costs and expenses increased 10.1 percent to $1,652,804 for the reporting quarter ended September 30, 1998 as compared to expenses of $1,500,484 for the comparable period of the previous year. Costs and expenses increased due primarily to the increase level of business generated at the Branson facility.

The operating income for the reporting quarter was $218,849 as compared to $213,292 in the same quarter of the prior year.

Interest expense was $82,891 for the quarter ended September 30, 1998 as compared to $85,464 for the comparable period of the prior year.

The net income for the reporting quarter was $141,750 compared to a net income of $134,742 in the same quarter of the previous year. It should be noted that non-cash expenses equaled approximately $52,000 per month. Thus, the cash flow from operations for the three month period ended September 30, 1998 was approximately $211,000.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998 current assets totaled $743,154, while current liabilities totaled $588,119. The Company's current ratio at September 30, 1998 was 1.2 to 1.

The Company maintains a $200,000 unsecured line of credit facility with a commercial bank. No borrowings were made under the line of credit during the reporting quarter.

Going forward, the Company expects to be able to finance its operations and immediate capital requirements from currently available capital, cash flow from operations, and available sources of borrowings including the line of credit.

The Company is in the process of ensuring that its internal computer systems are Year 2000 compliant. The Company does not expect any material Year 2000 compliance issues to arise related to its primary internal business information systems. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers, as they become Year 2000 compliant. Management is presently not aware of any Year 2000 issues that have been encountered by any such third-party providers that could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, whether arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy such problems.


PART II.  OTHER INFORMATION

Item 1            Legal Proceedings
                  ------------------
                  There are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject.

Item 2.           Changes in Securities
                  ---------------------
                           The Board of Directors  of the Company,  at a meeting
                  of the Board of Directors on October 30, 1998, approved an extension of the Exercise Deadline for the Company's currently outstanding warrants from December 31, 1998 until December 31, 2000. The warrants were issued subjects to the terms and conditions of a Warrant Agreement dated February 28, 1997, and all other terms of the warrants, except for the extension of the Exercise deadline, remain unchanged.

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

                  10.4 Loan Agreement dated July 30, 1993 secured by Deed of Trust for loan from NationsBank (formerly Boatman's Bank), Branson, Missouri to International Tourist Entertainment Corporation (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132).

                  10.5 Deed of Trust dated July 30, 1993 for benefit of NationsBank Bank, Branson, Missouri (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132).

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

                  10.12 Third Modification Agreement dated March 1, 1997 between NationsBank Bank of Southern Missouri and the Company (incorporated by reference to Form 10-KSB for the year ended June 30, 1996).

                  10.13 System Lease Agreement as amended dated August 1, 1993 between IMAX Corporation and the Company (incorporated by reference to Form 10-KSB for the year ended June 30, 1996).

                  27.1 Financial Data Schedule for the 3 months ended September 30, 1998.

                  B) Reports on Form 8-K :
                     ----------------------

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


Date         11/13/98                         /s/ Paul M. Bluto
             --------                         -----------------
                                              Paul M. Bluto
                                              Chairman and
                                              Principal Financial Officer


Date         11/13/98                         /s/ Kelvyn H. Cullimore
             ---------                        ------------------------
                                              Kelvyn H. Cullimore
                                              President
                                              Chief Executive Officer
                                              Duly Authorized Officer