Form 10KSB
period 1998-12-31
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1999-03-31
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1998.

[ X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from July 1, 1998 to December 31, 1998.

                         Commission file number 0-21070

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

   U.S. Virgin Islands                                     66-0426648
-----------------------                        ---------------------------------
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
                          Common Stock, $.001 par value

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

The registrant's revenues for transition period July 1, 1998 to December 31, 1998 were $3,938,558.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $425,000 as of March 25, 1999, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock.

Check whether the issuer has filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a
plan confirmed by a court. Yes  X    No     .
                               ---      ---

The number of shares outstanding of the registrant's class of common equity as of March 25, 1999:

         Class                                                Shares Outstanding
         -----                                                ------------------
Common Stock, $.001 par value                                      7,937,638

Exhibit index at page 13.
Transitional Small Business Disclosure Format (check one):  Yes     No   X  .
                                                                ---     ---

                                     PART I


Item 1.  Description of Business
         -----------------------

         International Tourist Entertainment Corporation (the "Company"), a U.S. Virgin Islands corporation, was incorporated June 3, 1986, to develop, finance, own and operate destination, giant screen theaters and associated amenities in popular tourist locations. The Company developed one facility and does not currently have plans to develop any additional facilities.

         The Company currently owns and operates a major entertainment facility in Branson, Missouri, known as the IMAX(R) Entertainment Complex. The Branson facility was constructed by the Company and commenced operations on October 8, 1993. The IMAX(R) Entertainment Complex consists of the Ozarks Discovery IMAX(R) Theater, a giant screen motion picture theater, the Remember When Theater which features live performances, McFarlain's, a full service restaurant, retail shops, various food concessions and related amenities.

         The Company  produced and owns an IMAX(R) theme film entitled  "Ozarks:
Legacy and Legend." The theme film premiered on April 28, 1995 and is exhibited only at the Ozarks Discovery IMAX(R) Theater. The Company also rents giant screen films and 35mm feature films from third parties for exhibition at its Branson facility.

         Revenues from the Branson facility are generated from four general sources: (1) ticket sales for admission to the IMAX(R) Theater; (2) lease of retail space; (3) operation of restaurant facilities, retail shops, and concessions owned by the Company in the Branson facility; and (4) ticket sales for admission to the Remember When Theater.

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



IMAX(R) Entertainment Complex, Branson, MO
------------------------------------------

         The Company's Branson facility is known as the IMAX(R) Entertainment Complex. The Complex features a 532 seat IMAX(R) giant screen theater with a screen that is 6 stories tall and 83 feet wide. This theater is known as the "Ozarks Discovery IMAX(R) Theater." Other features of the Complex which are operated by the Company are:

- McFarlain's Family Restaurant, one of Branson's most popular eating establishments. The Restaurant seats 600 people and features regional food specialties as well as home baked pies and other desserts.

- The Back Porch, an Ozark style deli. This deli seats some 140 people and features various homemade food products.

-        The  Remember  When  Theater,  a 220  seat  live  performance  theater.
         Currently, the theater stars Mike Radford who presents a comedy and patriotic show, which honors our heritage and pays tribute to our country. On April 2, 1999, Jimmie Rodgers, a popular singer during the '60's, will begin holding an early evening show entitled "Jimmie Rodgers Remembers."

- Legacy & Legend Gift Shop, which deals primarily in products which tie to the IMAX(R) films, which are being presented in the theater or reflect the lifestyle of the Ozarks.

         The Complex also houses some 15 other tourist related retail shops and kiosks, consisting of approximately 10,000 square feet, which are leased to and operated by third parties.



Ozarks Discovery IMAX(R) Theater and Projection Formats
-------------------------------------------------------

         The Company's giant screen theater was designed initially to take advantage of only the IMAX(R) film and projection format. This IMAX(R) format is ten times larger than the 35mm film used in the typical movie theater. This specially designed giant screen theater, configured with amphitheater style seating, uses a special projection and sound system. The projected image fills the screen that is 62 feet high and is 83 feet wide. The result is that giant screen films can be displayed with great clarity at much larger than usual viewing size, bringing the viewer "into" the film action on the screen. The visual image is complemented with a digital, 22,000-watt, 44 speaker, surround sound system, which management believes is one of the best theater sound systems in the world.

         The Company is leasing the giant screen projection system, sound system and projection screen from IMAX(R) Corporation.

         The Company's exclusive film, "Ozarks: Legacy & Legend," which is exhibited three to six times per day, was produced in the IMAX(R) format. The Company typically exhibits two to four IMAX(R) films in its regular daily schedule, in addition to the "Ozarks: Legacy & Legend" film.

         In December of 1997, the Company installed a 35mm projection system with special lenses that allow the image of regular feature films to be projected in such a way as to fill approximately 60% of the six story tall screen. The projection system is tied into the powerful IMAX(R) sound system. This combination of the largest possible visual image and perhaps the nation's most sophisticated and effective sound system makes viewing a feature 35mm film a memorable experience.

         The 35mm projection system opened in December 1997 with "Tomorrow Never Dies" on a "first run" basis, but typically shows "second run" or "move over" films. During the past year the Company has shown a number of 35mm films, including "Titanic", which was shown for several months with great success.

         The reception of this unique 35mm projection system has been outstanding from both the local citizens and tourists. 35mm feature films are typically longer than IMAX(R) and as a result, concession sales have increased dramatically during the past year.

McFarlain's Family Restaurant
-----------------------------

         In May of 1995, the Company entered into an agreement to obtain the leasehold improvements and equipment of the restaurant in the Complex, which had been leased to a third party. In August of 1995, the name of the restaurant was changed to McFarlain's Family Restaurant and Pie Shop and the Company began a concerted effort to develop the restaurant into one of the major eating establishments in Branson.

         The key factors in the success of McFarlain's are quality food with extra special service. Unique specialties like fried green tomatoes and french fried sweet potatoes are provided to entice customers.

         The Restaurant contained approximately 375 seats in 1995. In May of 1997, an addition to the restaurant of approximately 125 seats was completed. Recently, another expansion was completed which brings total seating to slightly over 600.

         McFarlain's can now accommodate up to 15 motor coach groups per hour. While tour groups are important, they represent only 33% of the restaurant's business. In 1998 the restaurant served over 365,000 people.


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


Remember When Theater
---------------------

         To better utilize space and broaden the entertainment offerings of the Complex, in 1998 the Company completed the construction of a 220 seat, intimate live performance theater in an area of the facility which had been a holding area for the IMAX(R) Theater.

         This theater was completed in March of 1998 and currently features Mike Radford's Remember When Show. The show has a comedy and patriotic theme that is both nostalgic and fun and has a lot of audience participation. Tony Orlando, a popular singer, has stated, "The Mike Radford Remember When Show is the best tribute to Veterans in Branson." The Company recently completed negotiations with Jimmie Rodgers to hold an early evening show called "Jimmie Rodgers Remembers." In this show Jimmie Rodgers shares his many popular hit songs from the '60's and performs a number of new songs.

Legacy & Legends Gift Shop
--------------------------

         In 1994, the Company began selling some gift items related to the films which are exhibited in the IMAX(R) theater or which are representative of the lifestyle of the Ozarks. In 1995, this operation was expanded into a full-fledged specialty gift shop.

         The Gift Shop generates the highest percentage profit of any of the Company's departments. Sales for calendar 1998 at the Gift Shop are 20% higher than the previous year. Sales continue to be strong during the transition period.


Retail Shops
------------

         Since the inception of the Complex in 1993, retail sales have been a very important factor in creating a total experience for visitors. There are now 15 retail shops and kiosks in the Complex that are leased to third parties. The Complex boasts the most atmospheric, comfortable and unique indoor shopping experience in Branson.


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

         The major attraction in Branson is Silver Dollar City, an amusement park with an 1890's theme, which attracts almost 2 million visitors each year. Several other attractions exist in Branson, including water parks, family amusements, and activities related to the lake in the region. The Company has entered into cross promotion arrangements with Silver Dollar City and with several of the major entertainers and timeshare developers in Branson. The IMAX(R) Entertainment Complex has become established as one of the major attractions in Branson and approximately 1,000,000 people have visited the facility in 1998.


Employees
---------

         At  December  31,  1998,   and  at  June  30,  1998,  the  Company  had
approximately 140 full-time employees and all of them work at the IMAX(R) Entertainment Complex in Branson, Missouri.

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

         The Company completed the construction of its Branson facility in 1993 on the 5.5-acre site leased by the Company. The Company owns the Branson facility subject to a mortgage in the principal amount of approximately $3,300,000 in favor of NationsBank (formerly Boatmen's Bank of Southern Missouri).

         The Company owns a condominium in Branson, Missouri which it acquired in 1994 for $148,000 and which is subject to a mortgage, at December 31, 1998 in the approximate principal amount of $104,000 in favor of Great Southern Bank with monthly payments of $962. The condominium is used as a part-time residence by the Company's Chairman, Paul Bluto.

         The Company owns no other real properties.

         The Company  produced  and owns the giant  screen  theme film  "Ozarks:
         Legacy and Legend."

         The Company has registered the service mark "ITEC Attractions(R)" and the "McFarlain's(R)" Logo with the U.S. Patent and Trademark Office.

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

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters
         ----------------------------------------------------------------------

         (a) Market Information. Since February 1998 the Company's common stock has been traded in the over-the-counter market and quoted on the NASD's OTC
Bulletin Board under the symbol "ITEK". The common stock of the Company was first publicly traded in December 1992. Prior to February 1996, the Company's common stock was reported on the NASDAQ System. From February 1996 to February 1998, trading in the Company's common stock was limited and sporadic. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The following table shows the range of high and low bid information available to the Company for the Company's common stock for the quarterly periods indicated.

                                                High   Low
                                                ----   ----
1st Quarter (July 1996 - September 1996)        0.00   0.00
2nd Quarter (October 1996 - December 1996)      0.00   0.00
3rd Quarter (January 1997 - March 1997)         0.00   0.00
4th Quarter (April 1997 - June 1997)            0.00   0.00

1st Quarter (July 1997 - September 1997)        0.00   0.00
2nd Quarter (October 1997 - December 1997)      0.00   0.00
3rd Quarter (January 1998 - March 1998)         1.55   0.60
4th Quarter (April 1998 - June 1998)            1.20   0.40

1st Quarter (July 1998 - September 1998)        0.52   0.26
2nd Quarter (October 1998 - December 1998)      0.32   0.26



         (b) Holders. The approximate number of record holders as of March 25, 1999 of the Company's common stock, $.001 par value, was 380. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including those beneficial owners, the Company estimates total shareholders exceed 1,200.

         (c) Dividends. The Company has not paid cash dividends on its common stock during the past two fiscal years or during the transition period. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business.

         The Company's loan agreement with NationsBank restricts the payment of dividends to an amount not exceeding the Company's net profits plus depreciation plus interest expense, less 1.25 times the Company's annual principal and interest payments, unless otherwise agreed to by NationsBank.

Recent Sales of Unregistered Securities
---------------------------------------

         As part of the Company's plan of reorganization, in February 1997, the Company issued 4,433,490 restricted shares of its common stock to Mr. Paul M. Bluto in consideration of $600,000 cash. No underwriter or selling agent was used in connection with this sale. The sale of these shares was made pursuant to available exemptions under Section 4(2) and Section 4(6) of the Securities Act of 1933, as amended, and the regulations promulgated pursuant thereto.

         Commencing February 28, 1997 and concluding on September 10, 1997, the Company offered and sold 2,000,000 Units at a price of $.30 per Unit for an aggregate consideration of $600,000. Each Unit consisted of one restricted share of the common stock of the Company and one warrant to purchase one restricted share of the common stock of the Company at a price of $1.00 per share. No underwriter or selling agent was used in connection with this offer and sale. The sale of these shares was made pursuant to available exemptions under Section 4(2) and Section 4(6) of the Securities Act of 1933, as amended, and the regulations promulgated pursuant thereto.


Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Financial Condition and Results of Operations
---------------------------------------------

         At December 31, 1998, the end of the transition period, the Company had a cash balance of $654,760. The Company had working capital at December 31, 1998 of $257,032, and a current ratio of 1.38 to 1. The Company maintains a $200,000 unsecured line of credit facility with a national bank. No borrowings were made under the line of credit during the reporting quarter.

         Going forward, the Company expects to be able to finance its operations and immediate capital requirements from currently available capital, cash flow from operations, and available sources of borrowings including the line of credit

         The Company is in the process of ensuring that its internal computer systems are Year 2000 compliant. The Company does not expect any material Year 2000 compliance issues to arise related to its primary internal business information systems. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers, as they become Year 2000 compliant. Management is presently not aware of any Year 2000 issues that have been encountered by any such third-party providers that could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, whether arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy such problems.

         The Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on January 25, 1996. An Order confirming the Company's Plan of Reorganization was entered on February 6, 1997 by the United States Bankruptcy Court. Pursuant to its Plan of Reorganization, the Company obtained capital from the sale of its stock. At June 30, 1997, the Company had a cash balance of $260,774 and at June 30, 1998, the Company had a cash balance of $350,793. At June 30, 1997 and 1998, the Company had working capital of $45,801and $8,426, respectively. The Company's financial condition continues to improve.

         The Company is currently evaluating the feasibility of building a three-theater complex adjacent to its current facility. This complex would show 35mm feature films. At this time, the Company does not know the cost of constructing the complex, nor does the Company have access to the land required for parking. The Company's evaluation of the proposed theater complex is preliminary and no determination has been made. The Company is not considering making any other significant purchases or sales of property or equipment during the current fiscal year.

         The Company has not been unusually impacted by inflation or changing prices during the past two years or during the transition period.

         The Company does not expect any other significant changes in the number of employees during the current fiscal year.

         The Company's revenues for the transition period ending December 31, 1998 increased approximately 10% to $3,938,558 compared to $3,587,930 for the six-month period ending December 31, 1997. The Company's revenues for its fiscal year ended June 30, 1998 increased approximately 24% to $5,893,074 compared to $4,749,185 for its fiscal year ended June 30, 1997. These increases were primarily due to increased revenues at the theater from the showing of 35mm feature films, the opening of the Remember When Theater, and increased revenues at McFarlain's Family Restaurant, the BackPorch Deli, and Legacy & Legend Gift Shop.

         The Company's direct costs for film exhibition increased to $329,368 for the transition period ended December 31, 1998 compared to $186,598 for the six month period ended December 31, 1997. The Company's direct costs for film exhibition increased to $456,410 for the fiscal year ended June 30, 1998 as compared to $268,070 in the prior year. These increases are due to the Company having begun showing, in December 1997, 35mm feature films, which have higher royalties, and from an increase in theater attendance.

          Restaurant expenses increased to $567,798 for the transition period ended December 31, 1998 as compared to $533,788, for the six month period ended December 31, 1997. Restaurant expenses increased to $862,826 for the fiscal year ended June 30, 1998 as compared to $640,848 in the prior year period. These increases were primarily due to increased sales volume at McFarlain's Family Restaurant and at the BackPorch Deli.

              Selling, general and administrative expenses for the transition period ended December 31, 1998 increased approximately 12 percent to $2,522,625 compared to $2,247,068 to the same period in 1997. Selling, general and administrative expenses for the fiscal year ended June 30, 1998 increased 21 percent to $4,355,473 as compared to $3,598,374 in the prior year. This increase was primarily due to increases in marketing and advertising expenses and increased costs related to the increase in revenues. Additionally, the Company's Management incentive bonuses were accrued during the transition period ended December 31, 1998, but were not accrued during the six months ended December 31, 1997. Management remains focused on controlling expenses while increasing revenues at its Branson facility.

              Income from operations for the transition period ended December 31, 1998 was $355,638 compared to $493,045 for same period ended December 31, 1997. Income from operations for the fiscal year ended June 30, 1998 was $38,130 compared to $114,322 in fiscal 1997.

         Interest expense for the transition period ended December 31, 1998, the six months ended December 31, 1997, and the fiscal year ended June 30, 1998 primarily reflects carrying costs of the Company's mortgage on the Branson theater complex. Interest expense for the 1997 fiscal year reflects carrying costs of the Company's mortgage on the Branson theater complex, the Company's 1993 Debentures issued in September 1993, and borrowings required to complete the production of the Ozarks film. The 1993 Debentures and other borrowings were converted to equity in connection with the Company's Plan of Reorganization.

         Net income applicable to common stock for the transition period ended December 31, 1998 totaled $198,679 as compared to a net income of $342,380 for the same period in 1997. This decrease in net income is primarily attributable to increases in direct exhibition film costs and increases in overhead resulting from expanded operations. Net loss applicable to common stock for the fiscal year ended June 30, 1998 totaled $252,526 as compared to a net income of $3,567,849 for 1997. The June 30, 1997 net income included an extraordinary gain in the amount of $4,086,766 from forgiveness of debt in the Company's bankruptcy reorganization. Without taking into account the extraordinary gain, the Company had a net loss for its fiscal year ended June 30, 1997 of $518,917.


Item 7.  Financial Statements
         --------------------

         The Financial Statements of the Company required by this Item are attached as a separate section of this report and are listed in Part IV, Item 13 of this Form 10-KSB.



Item  8.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

         There has been no disagreement with the Company's independent certified public accountants, Tanner & Co. Tanner & Co. have served as the Company's accountant since June 30, 1996.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

Directors and Executive Officers

The directors and executive officers of the Company at March 25, 1999 are:

Name                                        Age      Position in Company
----                                        ---      -------------------

Paul M. Bluto                               70       Chairman of the Board of
                                                     Directors, Chief Executive
                                                     Officer and Chief Financial
                                                     Officer

Kelvyn H. Cullimore                         63       Director

Kelvyn H. Cullimore, Jr.                    42       Director

Francis E. McLaughlin                       57       Director

Kumar V. Patel                              53       Director

Thomas J. Carlson                           46       Director

Lourette Ann Bluto                          66       Director

Paul Rasmussen                              57       President and Chief
                                                     Operating Officer

Robert J. Cardon                            35       Secretary/Treasurer

Michael L. Pitman                           43      Senior Vice President of
                                                    Marketing

Randy S. Brashers                           31      Vice President of Operations


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

         All staff personnel employed by the Company devote full-time to the business of the Company as salaried employees, with the exception of Robert J. Cardon and Paul Bluto. Paul Bluto is employed by GS & W Services, a Company owned by Lourette Ann Bluto, and provides services to GS & W, such as marketing, special projects and computerization. Mr. Bluto devotes approximately 50% of his time to his duties for the Company. Robert Cardon is an employee of Dynatronics Corporation and provides services to the company on an as needed basis. Mr. Cardon devotes approximately 5% of his time to his duties for the Company. Dynatronics Corporation is a public company, which manufactures devices for the physical medicine market. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Paul M. Bluto has been a Director of the Company since April 1995. He became Chairman of the Board and Chief Financial Officer in February 1997 and on March 1, 1999 became Chief Executive Officer. Since 1990, Mr. Bluto has been employed by G.S.&W Services in marketing, special projects and computerization. From 1966 to 1990, Mr. Bluto was employed with the United Automobile, Aerospace, Agriculture Implement Workers of America (U.A.W.), most recently as a Senior Vice President of Operations and Human Resources.

         Kelvyn H. Cullimore, who has served as President of the Company since its incorporation in 1986, resigned as President and Chief Executive Officer effective February 28, 1999. He has been a Director since 1986, and served as Chairman of the Board from 1986 to February 1997. Mr. Cullimore continues to serve as a Director of the Company. Mr. Cullimore received a B.S. in Marketing from Brigham Young University in 1957 and, following graduation, worked for a number of years as a partner in a family-owned home furnishings business in Oklahoma City, Oklahoma. Mr. Cullimore has participated in the organization and management of various enterprises, becoming the president or general partner in several business entities, including real estate, the motion picture industry and equipment partnerships and has served on the board of directors of Brighton Bank and a privately-owned wholesale travel agency. Since 1975, Mr. Cullimore has consulted for independent film production and distribution companies and has been involved in the raising of capital for the production of feature-length films. From 1979 to 1992, Mr. Cullimore served as chairman of the board and president of American Consolidated Industries ("ACI"), a corporate affiliate of Dynatronics Corporation, which in 1992 was merged with and into Dynatronics Corporation. ACI was a privately-owned holding company for various investments. From 1983 to 1992, Mr. Cullimore also served as president of Dynatronics Corporation and from 1983 to present, he has served as chairman of the board of Dynatronics Corporation, a publicly-held company whose securities are registered under the Securities Exchange Act of 1934, as amended.


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


         Frank E. McLaughlin has been a Director of the Company since 1988. He is the founder and shareholder of the McLaughlin Companies, which includes the largest real estate firm in the U.S. Virgin Islands, as well as a real estate appraisal company and property management companies. He has been involved in the development of several residential and commercial real estate projects there. An original investor in the First Virgin Islands Federal Savings Bank, he currently serves as chairman of the board of the institution. Over the years Mr. McLaughlin has held leadership positions in civic, community and professional organizations.


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


         Lourette Ann Bluto was elected a Director of the Company on October 3, 1997. She is President and sole owner of GS & W Services, Inc., a full service printing and mailing corporation. Mrs. Bluto founded GS & W Services in 1969, and currently has 31 employees. GS & W Services is located in Walnut, California. Mrs. Bluto is active in community and civic affairs, having served as Vice-President of Edison Elementary School P.T.A., President of the Walnut/Diamond Bar Soroptimist Club and Board member of the Santa Ana YWCA Hotel for Women. She has presided as President of the California Chapter of M.A.S.A., and has served on the Board of Directors of several businesses, including Local 509 Federal Credit Union.


         Paul Rasmussen was elected President and Chief Operating Officer effective March 1, 1999. Prior to being named President, he had served as the Company's Controller. Mr. Rasmussen has held a number of financial and operation positions in the airline industry prior to joining ITEC. Mr. Rasmussen received a Bachelor of Science degree in accounting from the University of Montana in 1972.


         Robert J. Cardon was appointed Corporate Secretary of the Company in February 1992 and became Treasurer of the Company in February 1997. Mr. Cardon is Corporate Secretary and is a full time employee of Dynatronics Corporation. From 1987 to 1988, Mr. Cardon was employed as a registered representative of an investment-banking firm. He received his B.A. in 1987 and his M.B.A. in 1990, both from Brigham Young University


         Michael L. Pitman has been with the Company since April of 1993. He served as Marketing Director until June of 1997 at which time he was elected Senior Vice President of Marketing. Prior to his employment with ITEC, Mr. Pitman was a salesman for a natural sugar company and a regional food brokerage. Prior to that time, he managed Ike's Candy Company in Salt Lake City, Utah for five years.


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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

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

         The Company believes that all reports required by Section 16(a) applicable to its officers, directors and greater than 10% beneficial owners have been made.


Item 10.  Executive Compensation
          ----------------------

Compensation of Executive Officers
----------------------------------

         The following table sets forth the compensation of the Company's chief executive officer during the fiscal years ended June 30, 1998, 1997, and 1996 and for the six month transition period ended December 31, 1998. No other executive officer had a total annual salary and bonus exceeding $100,000.


                                                      Summary Compensation Table
                      ------------------------------------------------------------------------------------------------------

                                                                                   Long Term Compensation
                                                                ------------------------------------------------------------
                            Annual  Compensation                               Awards                        Payouts
                      -------------------------------------     -----------------------------------   ----------------------
                                                                    Other    Restricted
Name and                                                            Annual      Stock                  LTIP     All Other
Principal                                                          Compen-     Award(s)    Options/   Payouts    Compen-
Position              Year       Salary($)       Bonus($)          sation($)     ($)        SAR(#)      ($)
---------             -------------------------------------     -----------------------------------   ----------------------

Kelvyn H. Cullimore   1998    $    50,400     $  43,421(2)    $    20,406(3)   $   -0-       -0-      $   -0-    $   -0-
(CEO) (1)             1998    $   100,800     $  32,500(2)    $    44,019(3)   $   -0-       -0-      $   -0-    $   -0-
                      1997    $   100,800     $     -0-       $    37,076(3)   $   -0-       -0-      $   -0-    $   -0-(4)
                      1996    $   124,784     $     -0-       $    38,791(3)   $   -0-       -0-      $   -0-    $   -0-

-----------------------------------------------------------------------------------------------------------------------------


1)            Mr.  Cullimore  resigned as the Company's Chief Executive  Officer and President effective February 28, 1999. The table above represents Mr. Cullimore's compensation for the six-month transition period ended December 31, 1998. Mr. Cullimore's presence in Branson on behalf of the Company was considered temporary and, therefore, the above Compensation Table does not include any amount for use of the condominium by Mr. Cullimore. The Company paid approximately $11,500 for the condominium during each of the last three fiscal years and $5,750 for the six-month transition period.

2) Mr. Cullimore received $43,421 for the six month transition period ended December 31, 1998 and $32,500 for fiscal year ended June 30, 1998 respectively under the Company's incentive bonus plan.

3) Included in these amounts are premiums of $39,967 for 1998, $34,224 for 1997, $34,134 for 1996 and $17,112 for the six-month transition period on insurance policies funding a salary continuation plan for Mr. Kelvyn H. Cullimore. Also included are life insurance premiums, disability insurance premiums and personal usage of a Company automobile or car allowance.


4) Mr. Cullimore received 201,523 shares of restricted common stock as part of the Company's Plan of Reorganization in fiscal 1997. The stock had no value at that time, and since the value was not determinable, no value was placed on the stock.



         The Company did not grant to executive officers nor were there outstanding any stock options or stock appreciation rights during fiscal years ending June 30, 1997 and 1998 or during the transition period ended December 31, 1998.

         During the last completed fiscal year, the Company made no awards under any long-term incentive plan. The Company does not maintain any defined benefit or actuarial plan.

Employment Agreements
---------------------

         Pursuant to the Plan of Reorganization confirmed by the U.S. Bankruptcy Court on February 6, 1997, Mr. Cullimore has agreed to continue to work for the Company through February 1999, on the following terms: an annual salary of $100,800; an automobile allowance of $250 per month; a $39,967 annual contribution to Mr. Cullimore's salary continuation plan; and the condominium owned by the Company will be provided to Mr. Cullimore for his living accommodations. Mr. Cullimore resigned as President and Chief Executive Officer effective February 28, 1999.

         Mr. Cullimore receives one-half of an incentive bonus pool equal to 50% of positive cash flow from operations per year from $200,000 to $300,000, 25% from $300,000 to $400,000, and 10% in excess of $400,000. For the transition period ending December 31, 1998, Mr. Cullimore was awarded $43,421 under this arrangement and for the fiscal year ended June 30, 1998; he was awarded $32,500.

Compensation of Directors
-------------------------

         Directors of the Company receive $1050.00 per meeting for service as directors of the Company. The Board of Directors will meet quarterly or more often as needed. Directors are reimbursed for expenses incurred on behalf of the Company in attending directors' meetings.



Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table sets forth, as of March 25, 1999, certain information with respect to any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's capital stock, each director, certain executive officers and as to all directors and officers as a group:

                         Common Stock Beneficially Owned
                         -------------------------------

                                              Number
         Name                               of shares            % of Class(1)
         ----                               ---------            -------------

Paul M. Bluto (2)                           6,296,572                  71.1%

Lourette Ann Bluto (2)                      6,296,572                  71.1%

Kelvyn H. Cullimore (3)                       480,649                   6.0%

Kelvyn H. Cullimore, Jr. (4)                  230,339                   2.9%

Francis E. McLaughlin (5)                     177,764                   2.2%

Kumar V. Patel (6)                            200,000                   2.5%

Thomas J. Carlson(7)                          133,334                   1.7%

Michael L. Pitman                              70,563                   0.9%

Randy S. Brashers                              70,543                   0.9%

All Directors and Officers
of the Company as a Group
(9 persons)(8)                              7,429,445                  81.6%
-------------------


(1) These calculations are based upon a total of 7,937,638 shares outstanding as of March 25, 1999. In addition, for each person or group the number of shares owned and the calculation of the percentage ownership includes the number of shares that person or group has the right to acquire.

(2) Mr. Paul Bluto and Mrs. Lourette Ann Bluto jointly own 11,013 shares as a result of their pre-bankruptcy holdings. Mr. Bluto acquired 4,433,490 restricted shares pursuant to the Company's Plan of Reorganization, Mr. Bluto acquired 539,573 restricted shares in a private placement by the Company, and Mrs. Bluto owns 6,257 shares. In addition, Mr. Bluto is a trustee of the GS & W Services Defined Benefit Plan, which acquired 383,333 restricted shares in a private placement by the Company, and Mr. Bluto is deemed to be the beneficial owner of these shares. Mr. Bluto also owns warrants to purchase 539,573 restricted shares at a price of $1.00 per share. The GS & W Services Defined Benefit Plan also owns warrants to purchase 383,333 restricted shares at a price of $1.00 per share. All shares owned directly or beneficially by either Mr. Bluto or Mrs. Bluto are deemed to be beneficially owned by the other.

(3) Mr. Cullimore owns 10,453 shares as a result of pre-petition holdings, he received 201,523 shares as part of the Company's Plan of Reorganization and he owns 5,000 shares, which he received in satisfaction of claims as a creditor of the Company. In addition, Mr. Cullimore owns 16,667 restricted shares of common stock acquired in the Company's private placement, and he owns warrants to purchase 16,667 restricted shares at a price of $1.00 per share. Mr. Cullimore may be deemed to be a control person of Dynatronics Corporation which owns 230,339 shares, which are included in Mr. Cullimore's holdings.

(4) Mr. Cullimore, Jr. may be deemed to be a control person of Dynatronics Corporation which owns 230,339 shares, which are included in Mr. Cullimore, Jr.'s holdings.

(5) Mr. McLaughlin owns 9,430 shares as a result of pre-petition holdings and he acquired 66,667 restricted shares in the Company's private placement. He also owns warrants to purchase 66,667 restricted shares of the Company's common stock at a price of $1.00 per share. He has also purchased 35,000 shares in the open market.

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


Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

                  Mr. Kelvyn H. Cullimore is the Chairman of the Board of Dynatronics Corporation. Mr. Kelvyn H. Cullimore, Jr. is the President and a
Director of Dynatronics Corporation. Kelvyn H. Cullimore and Kelvyn H. Cullimore, Jr. may be considered to be affiliates of Dynatronics Corporation by virtue of their positions with Dynatronics Corporation. Robert J. Cardon, an employee of Dynatronics Corporation, is the Company Secretary/ Treasurer and is paid $1,050 for each board meeting. Dynatronics Corporation owns approximately 3% of the common stock of the Company (post reorganization).

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

       Financial Statements Filed as part of Form 10-KSB:
       -------------------------------------------------

       Independent Auditors' Report
       Tanner + Co                                                           F-2

       Balance Sheet at December 31, 1998                                    F-3

       Statement of Operations
       for the six months ended December 31, 1998 and 1997
       and for the fiscal years ended June 30, 1998 and 1997                 F-4

       Statement of Stockholders' Equity
       for the six months ended December 31, 1998
       and for the fiscal years ended June 30, 1998 and 1997                 F-5

       Statement of Cash Flows
       for the six months ended December 31, 1998 and 1997
       and for the fiscal years ended June 30, 1998 and 1997                 F-6

       Notes to Financial Statements                                         F-7

                                                    INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Stockholders of International Tourist Entertainment Corporation


We have audited the balance sheet of International Tourist Entertainment Corporation as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the six months ended December 31, 1998 and the two years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Tourist
Entertainment Corporation as of December 31, 1998, and the results of its operations and its cash flows for the six months ended December 31, 1998 and the two years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.








TANNER + CO.


Salt Lake City, Utah
February 24, 1999

--------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                             F-2


                                                           INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                                                                                             Balance Sheet

                                                                                         December 31, 1998
----------------------------------------------------------------------------------------------------------



              Assets

Current assets:
     Cash                                                                               $          654,760
     Receivables                                                                                    14,990
     Inventories                                                                                    78,808
     Prepaid expenses                                                                               11,702
     Current portion of prepaid leases                                                             166,915
                                                                                        ------------------

                  Total current assets                                                             927,175

Property and equipment, net                                                                      5,895,108
Prepaid leases                                                                                   1,132,103
Deposits                                                                                            12,288
                                                                                        ------------------

                                                                                        $        7,966,674
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------
              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                   $          155,647
     Accrued expenses                                                                              375,085
     Current portion of long-term debt                                                             139,411
                                                                                        ------------------

                  Total current liabilities                                                        670,143

Accrued lease expense                                                                              309,913
Long-term debt                                                                                   3,507,179
Deposits                                                                                            20,500
                                                                                        ------------------

                  Total liabilities                                                              4,507,735
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Common stock, $.001 par value; authorized 40,000,000
       shares; issued and outstanding 7,937,638 shares                                               7,938
     Additional paid-in capital                                                                 10,781,076
     Accumulated deficit                                                                        (7,330,075)
                                                                                        ------------------

                  Total stockholders' equity                                                     3,458,939
                                                                                        ------------------

                                                                                        $        7,966,674
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                                                       F-3



                                                           INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                                                                                   Statement of Operations


----------------------------------------------------------------------------------------------------------




                                                    Six Months Ended                 Years Ended
                                                      December 31,                     June 30,
                                             -------------------------------------------------------------
                                                                  1997
                                                   1998        (Unaudited)       1998           1997
                                             -------------------------------------------------------------
Revenues:
     Theater admissions and concessions      $      1,441,875  $   1,267,498  $   2,286,232  $   1,990,034
     Restaurant and deli                            1,918,358      1,829,614      2,843,511      2,108,439
     Retail sales                                     336,822        239,348        333,120        238,423
     Retail rental income                             241,503        251,470        430,211        412,289
                                             -------------------------------------------------------------
                                                    3,938,558      3,587,930      5,893,074      4,749,185
                                             -------------------------------------------------------------
Costs and expenses:
     Direct exhibition film costs and
      concessions                                     329,368        186,598        456,410        268,070
     Direct restaurant and deli costs                 567,798        533,788        862,826        640,848
     Direct retail costs                              163,129        127,431        180,235        127,571
     Selling, general, and administrative
      expenses                                      2,522,625      2,247,068      4,355,473      3,598,374
                                             -------------------------------------------------------------
                                                    3,582,920      3,094,885      5,854,944      4,634,863
                                             -------------------------------------------------------------

              Income from operations                  355,638        493,045         38,130        114,322
                                             -------------------------------------------------------------

Other income (expense):
     Interest expense                                (170,100)      (169,719)      (340,674)      (657,363)
     Interest income                                   12,843         19,054         26,018         22,451
     Other                                                298              -         24,000          1,673
                                             -------------------------------------------------------------
                                                     (156,959)      (150,665)      (290,656)      (633,239)
                                             -------------------------------------------------------------

              Income (loss) before provision
                for income taxes and
                extraordinary item                    198,679        342,380       (252,526)      (518,917)

Provision for income taxes                                  -              -              -              -
                                             -------------------------------------------------------------

Income (loss) before extraordinary item               198,679        342,380       (252,526)      (518,917)

Extraordinary gain from forgiveness of debt, net
  of $-0- income taxes                                      -              -              -      4,086,766
                                             -------------------------------------------------------------

              Net income (loss)              $        198,679  $     342,380  $    (252,526) $   3,567,849
                                             -------------------------------------------------------------

Income (loss) per common share:
     Continuing operations                   $            .03  $         .05  $        (.03) $        (.21)
     Extraordinary item                                     -              -              -           1.66
                                             -------------------------------------------------------------

Net income (loss) per share, basic and
  diluted                                    $            .03  $         .05  $       (.03)  $        1.45
                                             -------------------------------------------------------------



----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                                                       F-3



                                                           INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                                         Statement of Stockholders' Equity

                                                                    Six Months Ended December 31, 1998 and
                                                                        Years Ended June 30, 1998 and 1997
----------------------------------------------------------------------------------------------------------
                                                                                                 Total
                                                                    Additional               Stockholders'
                        Preferred Stock         Common Stock         Paid-In     Accumulated     Equity
                      --------------------------------------------
                        Shares    Amount     Shares      Amount       Capital      Deficit     (Deficit)
                      -------------------------------------------------------------------------------------

Balance, July 1, 1996     212,613  $   213     635,999  $      636  $  9,580,139 $(10,844,077) $ (1,263,089)

Conversion of
debentures and
related interest
for common
stock                           -        -     284,243         285         6,673            -         6,958

Conversion of
preferred stock
to common stock          (212,613)    (213)    170,090         170            43            -             -

Issuance of common
  stock for:
  Cash                          -        -   5,262,490       5,262       843,439            -       848,701
  Forgiveness of debt           -        -      88,530          88         2,125            -         2,213
  Bankruptcy
   settlement                   -        -     403,045         403             -            -           403

Net income                      -        -           -           -             -    3,567,849     3,567,849
                      -------------------------------------------------------------------------------------

Balance, June 30,
 1997                           -        -   6,844,397       6,844    10,432,419   (7,276,228)    3,163,035

Issuance of common
stock for cash and
bankruptcy
conversions and
 settlements                    -        -   1,093,241       1,094       348,657            -       349,751

Net loss                        -        -           -           -             -     (252,526)     (252,526)
                      -------------------------------------------------------------------------------------

Balance, June 30,
1998                            -        -   7,937,638       7,938    10,781,076   (7,528,754)    3,260,260

Net income                      -        -           -           -             -      198,679       198,679
                      -------------------------------------------------------------------------------------

Balance,
December 31, 1998               -  $         7,937,638  $    7,938  $ 10,781,076 $ (7,330,075) $  3,458,939
                      -------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                                                       F-4



                                                           INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                                                                                   Statement of Cash Flows

----------------------------------------------------------------------------------------------------------

                                                          Six Months Ended             Years Ended
                                                            December 31,                 June 30,
                                                       ---------------------------------------------------
                                                                       1997
                                                         1998      (Unaudited)      1998         1997
                                                       ---------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                 $   198,679  $    342,380  $  (252,526) $ 3,567,849
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Depreciation and amortization                     209,637       201,129      407,449      349,045
         Loss on disposition of property and equipment      12,416             -          925            -
         Extraordinary gain from forgiveness of debt             -             -            -   (4,086,766)
         (Increase) decrease in:
              Receivables                                   22,621       (32,414)      (1,466)     (18,382)
              Inventories                                   (1,103)       (4,199)     (17,766)      (8,480)
              Prepaid expenses and deposits                 23,460        (7,012)     (25,365)      26,401
              Prepaid leases                                83,457        83,457      166,915      178,754
         Increase (decrease) in:
              Accounts payable and accrued expenses         32,741       (42,846)     212,225       (1,566)
              Deposits                                           -        (3,000)      (1,500)      (4,800)
                                                       ---------------------------------------------------

                  Net cash provided by
                  operating activities                     581,908       537,495      488,891        2,055
                                                       ---------------------------------------------------

Cash flows from investing activities-
     purchase of property and equipment                   (188,939)      (99,506)    (627,737)    (460,806)
                                                       ---------------------------------------------------

Cash flows from financing activities:
     Proceeds from debt                                          -             -            -        5,123
     Payments on debt                                      (89,302)      (62,488)    (120,886)    (275,215)
     Payments on debentures                                      -             -            -     (221,263)
     Net proceeds from issuance of common stock                  -       349,751      349,751      848,701
                                                       ---------------------------------------------------

                  Net cash (used in) provided by
                  financing activities                     (89,002)      287,263      228,865      357,346
                                                       ---------------------------------------------------

Increase (decrease) in cash                                303,967       725,252       90,019     (101,405)

Cash beginning of period                                   350,793       260,774      260,774      362,179
                                                       ---------------------------------------------------

Cash end of period                                     $   654,760  $    986,026  $   350,793  $   260,774
                                                       ---------------------------------------------------

----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-5

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                                                   Notes to Financial Statements

                                    December 31, 1998 and June 30, 1998 and 1997
--------------------------------------------------------------------------------


1.   Organization and Summary of Significant Accounting Policies

Organization
The Company's principal business is in the tourist entertainment sector. The Company has a giant screen tourist entertainment complex in Branson, Missouri, and began showing its own theme film produced especially for the Branson location. The Company also operates a restaurant, a deli (as of March 1997), a live performance theater (as of April 1998), and a small gift shop in the Branson complex.


Change in Fiscal Year
The Company changed its fiscal year from June 30 to December 31 beginning with the period ended December 31, 1998.


Unaudited Information
In the opinion of management, the accompanying unaudited financial statements for the six month period ended December 31, 1997 contain all adjustments (consisting only of normal recurring items) necessary to present fairly the results of operations and cash flows for the Company for the six month period ended December 31, 1997.


Cash Equivalents
The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents.


Inventories
Inventories consist of retail merchandise, food, and concession items and are recorded at the lower of cost or market, cost being determined on the first-in first-out (FIFO) method.


--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



1.   Organization and Summary of Significant Accounting Policies
     Continued

Film Development Costs
Film development costs reflect the direct costs incurred to produce a giant screen film exhibited by the Company. Such costs are amortized using the straight-line method over an estimated useful life of ten years. The estimated useful life and method of amortization are based principally on management's estimates of projected future revenues, and the years over which similar theme films have been exhibited within the giant screen theater industry. As films are exhibited and historical information becomes available to aid management in film revenue projections, amortization will be modified, if necessary, so as to reasonably relate film costs to estimated gross revenues expected over the estimated useful life of the films, not to exceed ten years. Management evaluates the unamortized film development costs for possible impairment giving consideration to various factors including revenue trends and projected cash flows. Impairments determined through the evaluation are expensed currently.


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


Income (Loss) Per Share
The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted income (loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period.


--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



1.   Organization and Summary of Significant Accounting Policies
     Continued

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


Reclassifications
Certain accounts in the June 1998 and 1997, financial statements have been reclassified to conform with the current period presentation.





--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



2.   Property and Equipment

Property and equipment at December 31, 1998 consist of the following:


Buildings                                                  $      5,003,774
Equipment                                                           882,018
Furniture and fixtures                                              285,759
Land improvements                                                   125,870
Film development costs                                              900,000
                                                           ----------------

                                                                  7,197,421

Less accumulated depreciation and
  amortization                                                   (1,302,313)
                                                           ----------------

                                                           $      5,895,108
                                                           ----------------



3.   Related Party Transaction

During the years ended June 30, 1998 and 1997, the Company paid Dynatronics Corporation (Dynatronics), a company which had common management a monthly fee for administrative staff, accounting services, and accounting personnel. The related costs are included in general and administrative expenses and amounted to approximately $64,000 and $68,000, respectively. Management has terminated this agreement, therefore, no costs were incurred for the six months ended December 31, 1998.


4.   Preferred Stock

Preferred Stock
Prior to its filing for bankruptcy protection, the Company had 212,613 shares of issued and outstanding preferred stock. The preferred stock had various provisions including the convertibility into common stock and the entitlement of dividends to be paid out of legally available funds at a rate of 10%.


The Company's bankruptcy plan of reorganization provided for the conversion of each share of preferred stock plus the dividend in arrears into .8 shares of the Company's common stock. During May and June 1997, the Company converted the 212,613 shares of preferred stock plus dividends in arrears of $237,161 into 170,090 shares of the Company's common stock.


--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



5.   Convertible Debenture Offering

During the year ended June 30, 1997 as part of the bankruptcy agreement, the Company modified the conversion rate of $2,055,000 of convertible debentures plus approximately $274,000 of accrued interest, and converted the debentures into cash payments of $221,264 and 284,243 shares of common stock. The Company realized a gain of $2,100,789 on the conversion of the debentures to common stock see note 16.


6.   Lease Obligations

The Company has a ten-year operating lease agreement for a giant screen theater projection and sound system for its Branson Theater Complex. Under the terms of this agreement, the Company was required to make advance rental payments. Such amounts, net of amortization, are reflected in prepaid leases in the accompanying financial statements. The advance rent payments are being amortized on a straight-line basis over the initial ten year lease term. Additionally, the lease agreement requires the monthly payments, adjusted annually based on the Consumer Price Index, throughout the remaining lease term, together with annual percentage royalties ranging from one to ten percent based upon the attainment of certain net theater admission revenue volumes. Advance and fixed minimum lease commitments related to this lease are included in the following tables.


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


In addition, the Company leases a vehicle under a noncancellable operating lease agreement.


--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



6.   Lease Obligations
     Continued

Advance rental payments associated with the theater system and land is reflected in the current portion of prepaid leases and prepaid leases in the accompanying balance sheet as summarized below:


Advance rents:
  Theater system                                          $         552,413
  Land                                                              746,605
                                                          -----------------

                                                                  1,299,018
                                                          -----------------

Less current portion of prepaid leases
  Theater system                                                   (116,298)
  Land                                                              (50,617)
                                                          -----------------

                                                                   (166,915)
                                                          -----------------

Prepaid leases                                            $       1,132,103
                                                          -----------------



Annual amortization expense is as follows:


Theater system                                            $         116,298
Land                                                                 50,617
                                                          -----------------

                                                          $         166,915
                                                          -----------------



A schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998, is as follows:


Year Ending December 31:                                       Amount
                                                          -----------------

                           1999                           $         182,895
                           2000                                     178,399
                           2001                                     177,500
                           2002                                     177,500
                           2003                                     177,500
                           Thereafter                             4,438,750
                                                          -----------------

                                                          $       5,332,544
                                                          -----------------



--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.   Lease Obligations
     Continued

Rental expense on operating leases for the six months ended December 31, 1998 and for the years ended June 30, 1998 and 1997 was approximately $120,000, $238,000 and $154,000, respectively.


The  Company  leases  certain  equipment  under  noncancellable   capital  lease
agreements. Assets under capital leases included in property and equipment at December 31, 1998 are as follows:


Equipment                                                 $          61,040

Less accumulated amortization                                       (20,195)
                                                          -----------------

                                                          $          40,845
                                                          -----------------



Amortization expense for assets under capital leases during the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997 was approximately $14,000, $6,000, and $25,000, respectively.


The capital lease obligations have imputed interest rates approximately equal to the Company's borrowing rate for similar type transactions and are payable in monthly installments through October 2002. Future minimum lease payments on capital lease obligations are as follows:


Year Ending December 31:                                       Amount
                                                          -----------------

                           1999                           $          17,020
                           2000                                       9,030
                           2001                                       3,621
                           2002                                       1,043
                                                          -----------------

                                                                     30,714

                           Less amount representing
                            interest                                 (2,933)
                                                          -----------------

                           Present value of capital lease
                            Obligations                    $         27,781
                                                          -----------------




--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



7.   Lessor Lease Agreements

The Company has agreements to rent space as lessor to various retail tenants in its Branson, Missouri theater complex with terms ranging from one to five years. The agreements also include certain renewal terms for leases beyond five years, which are not included in the amounts below. As of December 31, 1998, the Company held $20,500 in deposits related to the leases.


A summary of future minimum rentals to be received are as follows:


Year Ending December 31:                                       Amount
                                                          -----------------

                           1999                           $         397,660
                           2000                                     378,060
                           2001                                     268,060
                           2002                                     137,960
                           2003                                      89,060
                           Thereafter                                30,000
                                                          -----------------

                                                          $       1,300,800
                                                          -----------------



8.   Long-Term Debt

Long-term debt at December 31, 1998 is comprised of the following:


Note payable to a bank in monthly installments
of $33,000, including interest at 9%
through February 1999, and prime
plus .75% thereafter, secured by
the theater complex                                       $       3,343,389

Mortgage payable in monthly installments of $741
including adjustable interest from 4% to 12%,
secured by real property                                            104,373



Note payable to a bank in monthly installments of
$2,625, including interest at 10%, secured by
equipment                                                            73,829



Note payable in monthly installments of $1,514,
including interest at 10.8%, secured by equipment                    67,297


--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



8.   Long-Term Debt
     Continued

Note payable in monthly installments of $607,
including interest at 8%, secured by a vehicle                       29,921

Capital lease obligations (see note 6)                               27,781
                                                          -----------------

                                                                  3,646,590

Less current portion                                               (139,411)
                                                          -----------------

Long-term debt                                            $       3,507,179
                                                          -----------------



Future maturities of long-term debt are as follows:


Year Ending December 31:                                       Amount
                                                          -----------------

                           1999                           $         139,411
                           2000                                     143,880
                           2001                                     144,140
                           2002                                     131,910
                           2003                                     139,350
                           Thereafter                             2,947,899
                                                          -----------------

                                                          $       3,646,590
                                                          -----------------

--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


9.   Income Taxes

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to income (loss) before provision for income taxes for the following reasons:


                                        Six Months
                                          Ended          Years Ended
                                       December 31,        June 30,
                                    ------------------------------------------

                                          1998       1998         1997
                                    ------------------------------------------

Federal income tax (provision)
  benefit at statutory rate         $   (68,000) $  84,000  $   (1,208,000)
Change in valuation allowance            68,000    (84,000)      1,208,000
                                    ------------------------------------------

                                    $         -  $       -  $            -
                                    ------------------------------------------

Deferred tax assets (liabilities) at December 31, 1998 are comprised of the following:


Write-down of assets                                      $       1,666,000
Net operating loss carry forward                                    884,000
Depreciation                                                       (102,000)
Accrued rents                                                       105,000
                                                          -----------------

                                                                  2,553,000

Less valuation allowance                                         (2,553,000)
                                                          -----------------

                                                          $               -
                                                          -----------------

At December 31, 1998, the Company has approximately $2,600,000 of net operating loss carryforwards for income tax purposes to offset future income. These carryforwards begin to expire in 2011.

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

--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



10.  Supplemental Cash Flow Information

During the six months ended December 31, 1998, the Company acquired property and equipment in exchange for long-term debt of $60,030.

During the year ended June 30, 1997, the Company:


o    Exchange of land for the settlement of a debt
     obligation                                               $          480,000
o    Incurred debt for purchase of fixed assets               $          148,522
o    Realized gain on forgiveness of accounts payable,
     long-term debt and debentures as part of
     bankruptcy settlement                                    $        4,086,766



Actual amounts paid for interest and income taxes are as follows:


                            Six Months Ended             Years Ended
                              December 31,                June 30,
                      -----------------------------------------------------
                                         1997
                           1998      (Unaudited)      1998        1997
                      -----------------------------------------------------

Interest              $      170,100 $      168,162 $    337,592 $  657,362
                      -----------------------------------------------------

Income taxes          $            - $            - $          - $        -
                      -----------------------------------------------------



11.  Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.



--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------




12.  Stock Options

The Company has granted stock options to purchase the Company's common stock. Options generally vest over an eighteen month period.


Information regarding these stock options are summarized below:


                                              Number of      Option Price
                                               Options        Per Share
                                          ---------------------------------

Outstanding at July 1, 1996                               -  $            -
     Granted                                        829,001            1.00
                                          ---------------------------------

Outstanding at June 30, 1997                        829,001            1.00
     Granted                                      1,170,999            1.00
                                          ---------------------------------

Outstanding at December 31, 1998
and June 30, 1998                         $       2,000,000            1.00
                                          ---------------------------------

Options exercisable at December 31, 1998 and June 30, 1998 and 1997 were 2,000,000, 944,000 and 829,001, respectively.


13.  Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                Six Months
                                   Ended              Years Ended
                               December 31,             June 30,
                              ---------------------------------------------
                                   1998           1998           1997
                              ---------------------------------------------

Net income (loss) - as
 reported                     $       198,679  $    (252,526) $   3,567,849
Net income (loss) - pro
 forma                        $         7,423  $    (476,592) $   3,527,396
Income (loss) per share - as
  reported                    $           .03  $        (.03) $        1.45
Income (loss) per share -
  pro forma                   $             -  $        (.06) $        1.43



--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



13.  Stock-Based Compensation
     Continued

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                               Six Months
                                  Ended                  Years Ended
                              December 31,                June 30,
                            ----------------------------------------------------
                                  1998             1998              1997
                            ----------------------------------------------------

Expected dividend yield     $              -  $             -  $             -
Expected stock price
  volatility                            174%             202%              204%
Risk-free interest rate                   5%               6%                5%
Expected life of options           18 months        18 months         18 months
                            ----------------------------------------------------



The weighted average fair value of options granted during the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997 are $.18, $.19 and $.20, respectively.


The following table summarizes information about stock options outstanding at December 31, 1998:


                        Options Outstanding              Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices      12/31/98      (Years)       Price      12/31/98       Price
--------------------------------------------------------------------------------

$    1.00      2,000,000       0.22      $  1.00       2,000,000   $    1.00
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------




14.  Earnings Per Share

Financial accounting standards require companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:



                                   Six Months
                                      Ended               Years Ended
                                  December 31,              June 30,
                                 -----------------------------------------------
                                      1998            1998            1997
                                 -----------------------------------------------
Basic EPS:
  Net income (loss) available to
  common stockholders            $       198,679  $     (252,526) $    3,567,849
                                 -----------------------------------------------

  Weighted average common shares       7,938,000       7,716,000       2,464,000
                                 -----------------------------------------------

  Net income (loss) per share    $           .03  $         (.03) $         1.45
                                 -----------------------------------------------




Diluted EPS;
  Net income (loss) available to
  common stockholders            $       198,679  $      (252,526)  $  3,567,849
                                 -----------------------------------------------

  Weighted average common shares       7,938,000        7,716,000      2,464,000
                                 -----------------------------------------------

  Net income (loss) per share    $           .03  $          (.03)  $       1.45
                                 -----------------------------------------------


15.  Business Segments

The Company operates in three business segments: 1) Theater and concessions, 2) Restaurant and deli services, 3) Retail services.

The following tables present financial information by business segment for the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997.


                                 Restaurant             Corporate
Six Months Ended     Theater and  and Deli    Retail       and
December 31, 1998    Concessions  Services   Services  Eliminations   Total
--------------------------------------------------------------------------------

Sales to
unaffiliated
customers         $  1,441,875 $ 1,918,358 $   578,325 $          -  $ 3,938,558

Operating
income
(loss)            $  1,112,507 $ 1,350,560 $   415,196 $ (2,522,625) $   355,638

Identifiable
assets            $    951,750 $   659,413 $         - $  4,283,945  $ 5,895,108



--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



15.  Business Segments
     Continued

                                 Restaurant             Corporate
Year Ended           Theater and  and Deli    Retail       and
 June 30, 1998       Concessions  Services   Services  Eliminations   Total
-------------------------------------------------------------------------------

Sales to
unaffiliated
customers         $ 2,286,232  $ 2,843,511 $   763,331 $          -  $ 5,893,074

Operating
income
(loss)            $  1,829,822 $ 1,980,685 $   583,096 $ (4,355,473) $    38,130

Identifiable
assets            $  1,011,129 $   526,170 $         - $  4,330,893  $ 5,868,192




                                 Restaurant             Corporate
Year Ended           Theater and  and Deli    Retail       and
June 30, 1997        Concessions  Services   Services  Eliminations   Total
-------------------------------------------------------------------------------

Sales to
unaffiliated
customers         $  1,990,034 $ 2,108,439 $   650,712 $          -  $ 4,749,185

Operating income
(loss)            $  1,721,964 $ 1,467,591 $   523,141 $ (3,598,374) $   114,322

Identifiable
assets            $    812,746 $   509,991 $         - $  4,326,094  $ 5,648,831



16.  Bankruptcy

On February 6, 1997, the Bankruptcy Court approved the Company's plan of reorganization (the Plan). The Plan requires a capital infusion of $1,200,000 of which $848,700 was paid prior to June 30, 1997 for 3,262,490 shares of common stock and the remaining $351,300 was paid on September 10, 1997. The Company's ownership after the approved bankruptcy reorganization is as follows:


Stockholders'                                                  % Owned
-----------------                                         -----------------

New capital infusion                                                     80%
Existing stockholders'                                                   10
Debenture holders                                                         5
Management                                                                5
                                                          -----------------

                                                                        100%
                                                          -----------------




--------------------------------------------------------------------------------

                                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Bankruptcy Continued

The resulting gain recognized related to the final bankruptcy settlement is as follows:


                                                                   Gain on
                                                                 Forgiveness
        Category                     Description                   of Debt
--------------------------------------------------------------------------------

Accounts payable        To satisfy $1,257,832 of creditor
and accrued             claims the Company issued an
expenses                aggregate of 88,530 shares of
                        common stock and paid $101,565
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

       (a)  Exhibits
            --------

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

               10.10 Distribution Agreement dated July 14, 1995 between IMAX(R) Corporation and the Company (incorporated by reference to Form 10-KSB for year ended June 30,
                           1997).

               10.12 Third Modification Agreement dated March 1, 1997 between NationsBank and the Company. (incorporated by reference to Form 10-KSB for year ended June 30,
                           1997).

               10.13 System Lease Agreement as amended dated August 1, 1993 between IMAX(R)Corporation and the Company. (incorporated by reference to Form 10-KSB for year ended June 30, 1997).

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



INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION


By  /s/ Paul E. Rasmussen                                   Date: March 25, 1999
   ---------------------------------
         Paul E. Rasmussen,
         President and
         Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Paul M. Bluto             Chairman of the Board of Directors,        3/25/99
--------------------------
Paul M. Bluto                 Chief Executive Officer and
                              Chief Financial Officer


/s/ Paul E. Rasmussen         President and                              3/25/99
--------------------------
Paul E. Rasmussen             Chief Operating Officer



/s/ Kelvyn H. Cullimore       Director                                   3/25/99
--------------------------
Kelvyn H. Cullimore



/s/ Kelvyn H. Cullimore, Jr.  Director                                   3/25/99
--------------------------
Kelvyn H. Cullimore, Jr.



                              Director                                   3/25/99
--------------------------
Francis E. McLaughlin



/s/Lourette Ann Bluto         Director                                   3/25/99
--------------------------
Lourette Ann Bluto


                              Director                                   3/25/99
--------------------------
Thomas J. Carlson


                              Director                                   3/25/99
--------------------------
Kumar V. Patel