Form 10QSB
period 1999-03-31
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1999-05-14
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________

Commission File Number:  0-21070

                 International Tourist Entertainment Corporation
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        U.S. Virgin Islands                             66-0426648
-------------------------------                      -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                       Identification No.)



             3562 Shepherd of the Hills Expressway Branson, MO 65616
             -------------------------------------------------------
               (Address of principal executive offices) (ZIP Code)

                                 (417) 335-3533
                                 --------------
                           (Issuer's telephone number)

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


The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 31, 1999 is 7,937,638 shares.

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

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
                                                                Page Number
                                                                -----------

Condensed Balance Sheet
   March 31, 1999 ........................................................1


Condensed Statements of Operations
   Three Months Ended March 31, 1999
    and March 31, 1998....................................................2


Condensed Statements of Cash Flows
   Three Months Ended March 31, 1999
    and March 31, 1998....................................................3

Notes to Condensed Financial Statements ..................................4


Item 2.  Management's Discussion and Analysis
    or Plan of Operation..................................................5

Part II.   OTHER INFORMATION..............................................7

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                             Condensed Balance Sheet
                                   (Unaudited)


                                                                  March 31
                     ASSETS                                         1999
                                                                  --------

     Current assets:
        Cash and cash equivalents                             $    146,472
        Receivables                                                 19,183
        Inventories                                                112,125
        Prepaid expenses                                            46,941
        Prepaid leases-current                                     166,915
                                                              ------------

                     Total current assets                          491,636


     Property and equipment, net                                 5,845,618
     Prepaid leases-non current                                  1,090,374
     Deposits                                                       13,088
                                                              ------------


                     TOTAL ASSETS                             $  7,440,716
                                                              ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable                                      $   263,305
        Accrued expenses                                          308,062
        Current portion of long-term debt                         136,826
                                                              -----------

                     Total current liabilities                    708,193

     Accrued lease expense                                        324,000
     Long-term debt                                             3,470,984
     Security deposits                                             20,500
                                                              -----------

                     Total liabilities                          4,523,677

     Stockholders' equity
        Common stock, $.001 par value.  Authorized 40,000,000
         shares, issued and outstanding 7,937,638 shares as of      7,938
        Additional paid-in capital                             10,781,076
        Accumulated deficit                                    (7,871,975)
                                                              -----------

                     Net stockholders' equity                   2,917,039
                                                              -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 7,440,716
                                                              ===========

          See accompanying notes to condensed financial statements.


                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)



                                                                                          Three Months Ended
                                                                                               March 31
                                                                                        1999              1998
                                                                                     -------------     --------------



       Revenue:
            Theater and concession                                                $      248,635      $     291,584
            Restaurant and deli                                                          188,482            205,372
            Gift shop                                                                     43,838             31,424
            Mall operations                                                               97,111            107,055
                                                                                    -------------     --------------
                                                                                         578,066            635,435
                                                                                    -------------     --------------
       Direct Expense:
            Theater and concession                                                       193,212            260,305
            Restaurant and deli                                                          232,473            308,470
            Gift shop                                                                     36,284             29,339
            Mall operations                                                               78,861             41,876
                                                                                    -------------     --------------
                                                                                         540,829            639,990
                                                                                    -------------     --------------

       Gross Profit                                                                       37,237             (4,555)
                                                                                    -------------     --------------

            General and administrative                                                   200,562            277,406
            Advertising and marketing                                                    188,592            130,819
            Depreciation and amortization                                                111,355            106,313
                                                                                    -------------     --------------
                                                                                         500,509            514,538
                                                                                    -------------     --------------

       Operating loss                                                                   (463,272)          (519,093)

       Other (income) expense:
            Interest income                                                               (3,473)            (7,230)
            Interest expense                                                              82,101             84,422
                                                                                    -------------     --------------
               Other income (expense), net                                                78,628             77,192
                                                                                    -------------     --------------

               Loss before provision for income taxes                             $     (541,900)     $    (596,285)

               Provision for income taxes                                                      -                  -
                                                                                    -------------     --------------

               Net loss                                                                 (541,900)          (596,285)
                                                                                    =============     ==============

       Net loss per common share (basic and diluted)                              $         (.07)      $       (.08)
                                                                                    =============     ==============
       Weighted average common
          shares outstanding (basic and diluted)                                       7,937,638          7,858,959
                                                                                    =============     ==============

       See accompanying notes to condensed financial statements.


              INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                     Condensed Statements of Cash Flows
                                (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31
                                                                                         1999               1998
                                                                                    ----------------   ----------------
Cash flows from operating activities:
   Net loss                                                                       $        (541,900)     $    (596,285)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                                         111,355            106,313
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables and notes receivable-tenants                      (4,193)            48,360
        Increase in inventories                                                             (33,317)           (14,079)
        Decrease (increase) in deposits and prepaid expenses                                (36,039)             1,664
        Decrease in prepaid leases                                                           41,729             41,729
        Increase decrease in accounts payable and other accrued expenses                     40,635             97,438
                                                                                    ----------------   ----------------
                         Net cash used in operating activities                             (421,730)          (314,860)
                                                                                    ----------------   ----------------
Cash flows used in investing activities-
   Capital expenditures                                                                     (61,865)          (301,797)
                                                                                    ----------------   ----------------

Cash flows from financing activities:
   Principal payments under capital lease obligations and long-term debt                    (24,693)           (28,590)
                                                                                    ----------------   ----------------

Increase (decrease) in cash and cash equivalents                                           (508,288)          (645,247)

Cash and cash equivalents at beginning of period                                            654,760            986,026
                                                                                   ----------------   ----------------

Cash and cash equivalents at end of period                                        $         146,472      $     340,779
                                                                                   ================   ================


Supplemental cash flow information:
  Cash paid during the period for interest                                        $          82,101      $      85,978
                                                                                   ----------------   ----------------


See accompanying notes to condensed financial statements.

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements
                                 March 31, 1999
                                   (Unaudited)

     NOTE 1.  BASIS OF PRESENTATION

International Tourist Entertainment Corporation (the "Company") commenced operations in October 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report of form 10-KSB for the transition period ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

In March 1998, the Company completed the construction of a 210 seat theater for live performances in its Branson complex. The Mike Radford's - Remember When Show and Jimmie Rodgers Remembers perform daily in this theater.

During the quarter ending September 30, 1998, the Company completed an addition to the McFarlain's restaurant that increased seating by 133 people. This is the second expansion of the restaurant during the last two and a half years and brings the total seating to over 600 people.

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 1999 decreased 9 percent to $578,066 as compared to $635,435 for the same quarter of the previous year. This decrease was primarily as a result of a decrease in theater and restaurant revenue due to severe weather conditions in early January.

Direct expense for the quarter ended March 31, 1999 decreased 15 percent to $540,829 as compared to $639,990 for the same quarter of the previous year. This decrease was primarily as a result of a decrease in revenues.

The operating loss for the reporting quarter was $463,272 as compared to $519,093 in the same quarter of the prior year.

General and administrative expense for the quarter ended March 31, 1999 decreased 28 percent to $200,562 as compared to $277,406 for the same quarter of the previous year. This difference was primarily as a result of the accrual of management bonuses during the first quarter of 1998 for calendar year 1997. Management bonuses were accrued during December of 1998 for calendar year 1998.

Interest expense was $82,101 for the quarter ended March 31, 1999 as compared to $84,422 for the comparable period of the prior year.

The net loss for the reporting quarter was $541,978 compared to a net loss of $596,285 in the same quarter of the previous year. It should be noted that non-cash expenses equaled approximately $37,000 per month. Thus, the cash flow used in operations for the three month periods ended March 31, 1999 and 1998 was approximately $430,900 and $485,285 respectively.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999 current assets totaled $491,636, while current liabilities totaled $708,193. The Company's current ratio at March 31, 1999 was .69 to 1.

The Company maintains a $200,000 line of credit facility with a commercial bank. No borrowings were made under the line of credit during the reporting quarter. This credit facility is secured by a second deed of trust on the theater complex.

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

PART II.  OTHER INFORMATION

Item 1            Legal Proceedings
                  -----------------

                  There are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject.

Item 2.           Changes in Securities
                  ---------------------

                  The Board of Directors of the Company, at a meeting of the Board of Directors on October 30, 1998, approved an extension of the Exercise Deadline for the Company's currently outstanding warrants from December 31, 1998 until December 31, 2000. The warrants were issued subject to the terms and conditions of a Warrant Agreement dated February 28, 1997, and all other terms of the warrants, except for the extension of the Exercise deadline, remain unchanged.

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

                  27.1 Financial Data Schedule for the 3 months ended March 31, 1999.

                  B) Reports on Form 8-K :
                  ----------------------

                  No reports on Form 8-K were filed during the reporting quarter.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date     5/15/99                         /s/ Paul M. Bluto
     ---------------                     ---------------------------
                                         Paul M. Bluto
                                         Chairman and
                                         Principal Financial Officer


Date     5/15/99                         /s/ Paul E. Rasmussen
     ---------------                     ---------------------------
                                         Paul E. Rasmussen
                                         President
                                         Chief Executive Officer
                                         Duly Authorized Officer