Form 10QSB
period 1999-06-30
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1999-08-16
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

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


          3562 Shepherd of the Hills Expressway Branson, Missouri 65616
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (417) 335-3533
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes X _ No
____

The number of shares outstanding of the issuer's common stock, $.001 par value, as of June 30, 1999 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one):  Yes _____  No   X__

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                                   Page Number
                                                                   -----------
Condensed Balance Sheet
   June 30, 1999 .......................................................1


Condensed Statements of Operations
   Three and Six Months Ended June 30, 1999
   and June 30, 1998....................................................2


Condensed Statements of Cash Flows
   Six Months Ended June 30, 1999
   and June 30, 1998 ...................................................3


Notes to Condensed Financial Statements ................................4


Item 2.  Management's Discussion and Analysis
    or Plan of Operation................................................6


Part II.   OTHER INFORMATION............................................8



                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                             Condensed Balance Sheet
                                   (Unaudited)


                                                                    June 30,           June 30,
               ASSETS                                                1999               1998
                                                                  ------------        -----------

Current assets:
    Cash and cash equivalents                                   $      202,009       $    350,793
    Receivables                                                         86,872             37,611
    Inventories                                                        143,698             77,705
    Prepaid expenses                                                    74,573             22,947
    Prepaid leases-current                                             166,915            166,915
                                                                --------------      -------------

          Total current assets                                         674,067            655,971


    Property and equipment, net                                      5,830,955          5,868,192
    Prepaid leases-non current                                       1,048,646          1,215,560
    Deposits                                                            14,654             24,503
                                                                --------------      -------------


          TOTAL ASSETS                                          $    7,568,322      $   7,764,226
                                                                ==============      =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $      355,811            202,225
    Accrued expenses                                                   293,516            323,940
    Current portion of long-term debt                                  136,826            121,380
                                                                --------------      -------------

          Total current liabilities                                    786,153            647,545

    Accrued lease expense                                              338,087            281,739
    Long-term debt                                                   3,425,184          3,554,182
    Security deposits                                                   20,441             20,500
                                                                --------------      -------------

          Total liabilities                                          4,569,865          4,503,966

Stockholders' equity
    Common stock, $.001 par value.  Authorized 40,000,000
      shares, issued and outstanding 7,937,638 shares as of
      June 30, 1999                                                      7,938              7,938
    Additional paid-in capital                                      10,781,076         10,781,076
    Accumulated deficit                                             (7,790,557)        (7,528,754)
                                                                --------------      -------------

          Net stockholders' equity                                   2,998,457          3,260,260
                                                                --------------      -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    7,568,322      $   7,764,226
                                                                ==============      =============

See accompanying notes to condensed financial statements.

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)



                                                             Three Months Ended                     Six Months Ended
                                                                 June 30                                June 30

                                                         1999              1998                 1999              1998
                                                     ------------       ------------        ------------      -------------

Revenue:
    Theater and concession                           $    723,948            690,043        $    972,663            985,959
    Restaurant and deli                                   813,170            810,686           1,001,652          1,016,058
    Gift shop                                             144,168             97,291             188,005            125,338
    Mall operation                                        109,475             97,836             206,766            175,439
                                                     ------------       ------------        ------------      -------------
                                                        1,790,761          1,695,856           2,369,086          2,302,794
                                                     ------------       ------------        ------------      -------------

Direct Expense:
    Theater and concession                                307,666            339,143             501,057            599,448
    Restaurant and deli                                   620,411            659,370             848,385            934,140
    Gift shop                                             109,423             69,097             144,956             98,436
    Mall operations                                        97,933            108,040             176,795            149,916
                                                     ------------       ------------        ------------      -------------
                                                        1,135,433          1,175,650           1,671,193          1,781,940
                                                     ------------       ------------        ------------      -------------

                                                     ------------       ------------        ------------      -------------
Gross Profit                                              655,328            520,206             697,893            520,854
                                                     ------------       ------------        ------------      -------------

    General and administrative                            170,776            179,383             376,587            461,040
    Advertising and marketing                             211,308            156,601             399,900            287,420
    Depreciation and amortization                         114,516            100,008             225,872            206,320
                                                     ------------       ------------        ------------      -------------
                                                          496,600            435,992           1,002,359            954,780
                                                     ------------       ------------        ------------      -------------

Operating Income                                          158,728             84,214            (304,466)          (433,926)

Other income (expense):
    Interest income                                         1,198             2,636                4,593             9,867
    Interest expense                                      (78,508)          (86,424)            (160,609)         (170,846)
                                                     ------------       ------------        ------------      -------------
           Other income (expense), net                    (77,310)          (83,788)            (156,016)         (160,979)
                                                     ------------       ------------        ------------      -------------

Income before provision for income taxes             $     81,418                426        $   (460,482)          (594,905)

          Net loss                                         81,418                426            (460,482)          (594,905)
                                                     ============       ============        ============      =============

Net income (loss) per common share-basic and diluted $        .01                .00        $       (.06)              (.07)
                                                     ============       ============        ============      =============

Weighted average common
    shares outstanding-basic and diluted                7,937,638          7,937,638           7,937,638          7,937,638



See accompanying notes to condensed financial statements.

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                               Six Months Ended
                                                                                                   June 30
                                                                                         1999                  1998
                                                                                    --------------         -------------

Cash flows from operating activities:
   Net loss                                                                         $     (460,482)        $    (594,905)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                                        225,872               206,053
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables and notes receivable-tenants                    (71,882)               30,948
        (Increase) in inventories                                                          (64,890)              (13,567)
        Decrease (increase) in deposits and prepaid expenses                               (37,336)              (18,353)
        Decrease in prepaid leases                                                          83,458                83,458
        Increase (decrease) in accounts payable and other accrued expenses                  90,694               238,842
        Increase (decrease) in other operating liabilities                                     (59)                1,500
                                                                                    --------------         -------------
                         Net cash provided by (used in) operating activities              (234,625)              (66,024)
                                                                                    --------------         -------------

Cash flows used in investing activities:
   Capital expenditures                                                                   (161,719)             (527,039)
                                                                                    --------------         -------------
                         Net cash used in investing activities                            (161,719)             (527,039)
                                                                                    --------------         -------------

Cash flows from financing activities:
   Capitalized lease obligations                                                            26,956                (2,084)
   Principal payments under capital lease obligations and long-term debt                   (83,363)              (40,086)
                                                                                    --------------         -------------
                        Net cash used in financing activities                              (56,407)              (42,170)
                                                                                    --------------         -------------

Decrease in cash and cash equivalents                                                     (452,751)             (635,233)

Cash and cash equivalents at beginning of period                                           654,760               986,026
                                                                                    --------------         -------------

Cash and cash equivalents at end of period                                          $      202,009         $     350,793
                                                                                    ==============         =============


Supplemental cash flow information:
  Cash paid during the period for interest                                          $      160,609         $     170,846




See accompanying notes to condensed financial statements.

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION

                     Notes to Condensed Financial Statements
                                  June 30, 1999
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

International Tourist Entertainment Corporation (the "Company") commenced operations in October 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report of form 10-KSB for the year ended June 30, 1998 and for the transition period ending December 31, 1998 as filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEC Attractions (the trade name of the Company) began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October 1993. This facility is known as the IMAX Entertainment Complex. The Complex contains a 532 seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. In addition, the facility includes an enclosed shopping mall with approximately 22,000 square feet of retail space. McFarlain's, a family restaurant which is in the mall, has been owned and operated by the Company since May 1, 1995. During the quarter ended March 31, 1997, the Company acquired assets to begin the operation of McFarlain's Back Porch, an express deli and bakery which is also located in the mall. In 1994, the Company began selling gift items related to the films which were being exhibited in the theater or which are representative of the lifestyle of the Ozark's. This operation has evolved into the Legacy & Legends Gift Shop, which has been one of the Company's most profitable and fastest growing departments. Seventeen other shops and kiosks are currently leased to third parties. In December 1997, the Company installed a new 35mm projection system, in addition to its IMAX giant screen projection system, and began showing feature 35mm films each evening in addition to the IMAX giant screen film presentations.

In March 1998, the Company completed the construction of a 210 seat theater for live performances in its Branson complex. Mike Radford's Remember When Show and Jimmie Rodgers Remembers perform daily in this theater.

During the quarter ending September 30, 1998, the Company completed an addition to the McFarlain's restaurant that increased seating by 133 people. This is the second major expansion of the restaurant during the last two and a half years and brings the total seating to over 655 people.

RESULTS OF OPERATIONS

Revenues for the quarter ended June 30, 1999 increased 6 percent to $1,790,761 as compared to $1,695,856 for the same quarter of the previous year. Revenues for the six-month period ended June 30, 1999 increased 3 percent to $2,369,086 compared to $2,302,794 in the prior year period. The Company reported revenue increases in every segment of its operation during the reporting period, with the largest increases coming in the Gift Shop.

Direct operating expenses were $1,135,433 for the reporting quarter ended June 30, 1999 representing 63 percent of sales, as compared to expenses of $1,175,650 or 69 percent of sales, for the comparable period of the previous year. Direct operating expenses were $1,671,193 for the six months ended June 30, 1999, representing 71 percent of sales, as compared to expenses of $1,781,940 or 77 percent of sales, for the comparable period of the previous year. The reduction in direct operating expense as a percentage of revenue for the three month and six month periods, is a result of an expense reduction program that was implemented in early 1999.

General and administrative expenses were $170,776 and advertising and marketing were $211,308 for the three months ended June 30, 1999 as compared to $179,383 and $156,601 respectively for the same period in 1998.

The increase in advertising and marketing expense is a result of a total remaking of all advertising material, an increase in advertising programs, and the additional expenses related to the marketing of the Jimmie Rodgers show.

Interest expense was $78,508 and $86,424 for the quarters ended June 30, 1999 and 1998 respectively and was $160,609 for the six months ended June 30, 1999 and $170,846 for same period ended 1998.

The net income was $81,418 for the reporting period compared to $426 for the same period of the previous year. The net loss was ($460,482) for the six months ended June 30, 1999 compared to ($594,905) for the six months ended June 30, 1998. The fluctuation between quarters reflects the seasonal nature of the Company's business.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, current assets totaled $674,067, while current liabilities totaled $786,153. The Company's current ratio at June 30, 1999 was .86 to 1.

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

                  10.4 Loan Agreement dated July 30, 1993 secured by Dead of Trust for loan from NationsBank (formerly Boatmen's Bank), Branson, Missouri to International Tourist Entertainment Corporation (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132).

                  10.5 Deed of Trust dated July 30, 1993 for benefit of NationsBank, Branson, Missouri (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132).

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

                  10.12 Third Modification Agreement dated March 1, 1997 between NationsBank of Southern Missouri and the Company (incorporated by reference to Form 10-KSB for the year ended June 30, 1996).

                  10.13 System Lease Agreement as amended dated August 1, 1993 between IMAX Corporation and the Company (incorporated by reference to Form 10-KSB for the year ended June 30, 1996).

                  27.1 Financial Data Schedule for the 3 months ended June 30, 1999.

B)       Reports on Form 8-K :

                  No reports on Form 8-K were filed during the reporting quarter.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date 8/13/99                            /s/ Paul M. Bluto
     -------                            -----------------
                                        Paul M. Bluto
                                        Chairman and
                                        Principal Financial Officer
                                        Chief Executive Officer



Date 8/13/99                            /s/ Paul E. Rasmussen
     -------                            ---------------------
                                        Paul E. Rasmussen
                                        President
                                        Chief Operating Officer