Form 10QSB
period 1999-09-30
INTERNATIONAL TOURIST ENTERTAINMENT CORP
filed 1999-11-12
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act for the transition period from ____________ to ------------.

Commission file number 0-21070

                             ITEC ATTRACTIONS, INC.
       (Exact name of small business issuer as specified in its charter.)

         Nevada                                         66-0426648
------------------------                      ----------------------------------
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

                       INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION
                       -----------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X   No
                                       ---     ----

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                                    Yes X   No____

The number of shared outstanding of the issuer's common stock, $.001 par value as of September 30, 1999 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                ----     ----

                             ITEC ATTRACTIONS, INC.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                   Page Number
                                                                   -----------

Condensed Balance Sheet
  September 30, 1999  ...........................................       1


Condensed Statements of Operations
  Three and Nine Months Ended September 30, 1999
  And September 30, 1998  .......................................       2


Condensed Statements of Cash Flows
  Nine Months Ended September 30, 1999
  And September 30, 1998.........................................       3


Notes to Condensed Financial Statements  ........................       4


Item 2.  Management's Discussion and Analysis
  Or Plan of Operation  .........................................       5


PART II.  OTHER INFORMATION  ....................................       7

                              ITEC ATTRACTIONS, INC
                             Condensed Balance Sheet
                                   (Unaudited)



                                                                              September 30
                                                                                 1999
                                                                           --------------------

                     ASSETS


          Current assets:
             Cash and cash equivalents                                       $         419,166
             Receivables                                                               107,482
             Inventories                                                               165,444
             Prepaid expenses                                                          109,153
             Prepaid leases-current                                                    166,915
                                                                             --------------------

                     Total current assets                                              968,160


          Property and equipment, net                                                5,740,812
          Prepaid leases-non current                                                 1,006,917
          Deposits                                                                      14,654
                                                                             ------------------

                     TOTAL ASSETS                                            $       7,730,543
                                                                             ==================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
             Accounts payable                                                $         263,460
             Accrued expenses                                                          413,543
             Current portion of long-term debt                                         136,826
                                                                             ------------------

                     Total current liabilities                                         813,829

          Accrued lease expense                                                        352,174
          Long-term debt                                                             3,378,998
          Security deposits                                                             20,441
                                                                             ------------------

                     Total liabilities                                               4,565,442
                                                                             ------------------


          Stockholders' equity
             Common stock, $.001 par value.  Authorized 40,000,000
                shares, issued and outstanding 7,937,638 shares as of
                June 30, 1999                                                            7,938
             Additional paid-in capital                                             10,781,076
             Accumulated deficit                                                    (7,623,913)
                                                                           --------------------

                     Net stockholders' equity                                        3,165,101
                                                                           --------------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $        7,730,543
                                                                           ====================



          See accompanying notes to condensed financial statements.

                             ITEC ATTRACTIONS, INC.
                       Condensed Statements of Operations
                                   (Unaudited)




                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30                          September 30
                                                              1999              1998                1999              1998
                                                          -------------     -------------       -------------     -------------

       Revenue:
           Theater and concession                       $      776,731    $      824,336      $    1,749,394    $    1,747,202
           Restaurant and deli                                 866,363           821,373           1,868,015         1,837,431
           Gift shop                                           168,862           113,336             356,867           300,813
           Mall operation                                      136,477           112,608             335,190           288,047
                                                          -------------     -------------       -------------     -------------

                                                             1,948,433         1,871,653           4,309,466         4,173,493
                                                          -------------     -------------       -------------     -------------

       Direct Expense:
           Theater and concession                              299,501           357,964             800,019           957,412
           Restaurant and deli                                 702,097           690,485           1,551,608         1,633,376
           Gift shop                                           119,104            79,370             265,561           177,806
           Mall operations                                     112,220           106,627             289,373           256,544
                                                          -------------     -------------       -------------     -------------

                                                             1,232,922         1,234,446           2,906,561         3,025,138
                                                          -------------     -------------       -------------     -------------

       Gross Profit                                            715,511           637,207           1,402,905         1,148,355
                                                          -------------     -------------       -------------     -------------

           General and administrative                          188,537           179,885             554,684           631,221
           Advertising and marketing                           170,742           137,029             570,581           424,450
           Depreciation and amortization                       116,743           101,444             342,615           307,764
                                                          -------------     -------------       -------------     -------------

                                                               476,022           418,358           1,467,880         1,363,435
                                                          -------------     -------------       -------------     -------------

       Operating Income (Loss)                                 239,489           218,849             (64,975)         (215,080)

       Other (income) expense:
           Interest income                                      (4,467)           (5,791)             (9,061)          (15,659)
           Interest expense                                     77,313            82,890             237,922           253,735
                                                          -------------     -------------       -------------     -------------

              Other income (expense), net                       72,846            77,099             228,861           238,076
                                                          -------------     -------------       -------------     -------------

       Income before provision for income taxes                166,643           141,750            (293,836)         (453,156)

       Income tax expense                                       -                 -                   -                 -
                                                          -------------     -------------       -------------     -------------

              Net income (Loss)                         $      166,643    $      141,750      $     (293,836)   $     (453,156)
                                                          =============     =============       =============     =============

       Net income (Loss) per common share               $          .02    $          .02      $         (.04)   $         (.06)
                                                          =============     =============       =============     =============

       Weighted average common
          shares outstanding                                 7,937,638         7,937,638           7,937,638         7,937,638



       See accompanying notes to condensed financial statements.


                                                                                         Nine Months Ended
                                                                                           September 30
                                                                                     1999                 1998
                                                                                 ----------             --------


Cash flows from operating activities:

   Net loss                                                                    $     (293,836)       $     (453,156)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Depreciation and amortization                                                  342,615               307,891
       Changes in operating assets and liabilities:
         Decrease (increase) in receivables                                           (92,492)               12,072
         Decrease (increase) in inventories                                           (86,636)              (34,302)
         Decrease (increase) in deposits & prepaid expenses                           (99,876)               (4,119)
         Decrease (increase) in prepaid leases                                        125,186               125,186
         Increase (decrease) in accounts payable and other accrued expenses           146,271               179,995
                                                                                -------------        --------------
                         Net cash provided by operating activities                     41,232               133,567
                                                                                -------------        --------------

Cash flows used in investing activities:
   Capital expenditures                                                              (188,321)             (650,437)
                                                                                -------------        --------------
                         Net cash used in investing activities                       (188,321)             (650,437)
                                                                                -------------        --------------

Cash flows from financing activities:
   Increase in capital lease obligations                                               27,058                42,261
   Principal payments on long-term debt                                              (115,563)              (90,105)
                                                                                -------------        --------------
                        Net cash used in financing activities                         (88,505)              (47,844)
                                                                                -------------        --------------

Decrease in cash and cash equivalents                                                (235,594)             (564,714)

Cash and cash equivalents at beginning of period                                      654,760               986,026
                                                                                -------------        --------------

Cash and cash equivalents at end of period                                     $      419,166        $      421,312
                                                                                =============        ==============

Supplemental cash flow information:

  Cash paid during the period for interest                                     $      237,922        $      253,735
                                                                                =============        ==============





See accompanying notes to condensed financial statements.

                             ITEC ATTRACTIONS, INC.

                     Notes to Condensed Financial Statements
                               September 30, 1999
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION


         ITEC  Attractions,   Inc.  (formerly  known  as  International  Tourist
Entertainment Corporation) (the "Company") commenced operations in October, 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report of form 10-KSB for the year ended September 30, 1999 and for the transition period ending December 31, 1998 as filed with the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


ITEC Attractions, Inc. began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October 1993. This facility is known as the IMAX Entertainment Complex. The Complex contains a 532 seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. In addition, the facility includes an enclosed shopping mall with approximately 22,000 square feet of retail space. McFarlain's, a family restaurant in the mall, has been owned and operated by the Company since May 1, 1995. During the quarter ended March 31, 1997, the Company acquired assets to begin the operation of McFarlain's Back Porch, an express deli and bakery which is also located in the mall. In 1994, the Company began selling gift items related to the films which were being exhibited in the theater or which are representative of the lifestyle of the Ozarks. This operation has evolved into the Legacy & Legends Gift Shop, which has been one of the Company's most profitable and fastest growing departments. Seventeen other shops and kiosks are currently leased to third parties. In December 1997, the Company installed a new 35mm projection system, in addition to its IMAX giant screen projection system, and began showing feature 35mm films each evening in addition to the IMAX giant screen film presentations.

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

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 1999 increased 4 percent to $1,948,433 as compared to $1,871,653 for the same quarter of the previous year. Revenues for the nine-month period ended September 30, 1999 increased 3 percent to $4,309,466 compared to $4,173,493 in the prior year period. For the nine months, the Company reported revenue increases in McFarlain's Restaurant and in the Gift Shop.

Direct operating expenses were $1,232,922 for the reporting quarter ended September 30, 1999 representing 63 percent of sales, as compared to expenses of $1,234,446 or 66 percent of sales, for the comparable period of the previous year. Direct operating expenses were $2,906,561 for the nine months ended September 30, 1999, representing 67 percent of sales, as compared to expenses of $3,025,138 or 72 percent of sales, for the comparable period of the previous year. The reduction in direct operating expense as a percentage of revenue for the three month and nine month periods, is a result of an expense reduction program that was implemented in early 1999.

General and administrative expenses were $188,537 and advertising and marketing were $170,742 for the quarter ended September 30, 1999 as compared to $179,885 and $137,029 respectively for the same period in 1998.

The increase in advertising and marketing expense is a result of a total remaking of all advertising material, an increased in advertising programs, and the additional expenses related to the marketing of the Jimmie Rodgers show.

Interest expense was $77,313 and $82,890 for the quarters ended September 30, 1999 and 1998 respectively and was $237,922 for the nine months ended September 30, 1999 and $253,735 for same period ended 1998.

The net income was $166,643 for the reporting period compared to $141,750 for the same period of the previous year. The net loss was ($293,836) for the nine months ended September 30, 1999 compared to ($453,156) for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999 current assets totaled $968,160, while current liabilities totaled $813,829. The Company's current ratio at September 30, 1999 was 1.19 to 1.

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

The Company is in the process of ensuring that its internal computer systems are Year 2000 compliant. The Company does not expect any material Year 2000 compliance issues to arise related to its primary internal business information systems. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers, as they become Year 2000 compliant. Management is presently not aware of any Year 2000 issues that have been encountered by such third-party providers that could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, whether arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy such problems.

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

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable.

Item 5.           Other Events
                  ------------

                  A Special Meeting of Shareholders of International Tourist Entertainment Corporation, a U.S. Virgin Islands Corporation, was held on Saturday, October 16, 1999 at 12:30 p.m., local time, at the Company's offices in Branson, Missouri. At that meeting, the Shareholders adopted and approved an Agreement and Plan of Merger whereby International Tourist Entertainment Corporation was merged with and into ITEC Attractions, Inc., a Nevada corporation, with ITEC Attractions, Inc. as the successor corporation.

                  The purpose and result of the merger were to effect a change in domicile of the Company from the U.S. Virgin Islands to the State of Nevada. As a result of the merger, the name of the Company is changed from International Tourist Entertainment Corporation to ITEC Attractions, Inc. The merger did not result in any other change to the Company, including any change in control of the Company or any change in the assets, liabilities or financial condition of the Company.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  A.       Exhibits:

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

                  10.4 Loan Agreement dated July 30, 1993 secured by Deed of Trust for loan from NationsBank (formerly Boatmen's Bank), Branson, Missouri to International Tourist Entertainment Corporation (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132).

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

                  10.13 System Lease Agreement as amended dated August 1, 1993 between IMAX Corporation and the Company (incorporated by reference to Form 10-KSB for the year ended June 30, 1996.

                  27.1 Financial Data Schedule for the 6 months ended September 30, 1999.

                  B.  Reports on Form 8-K :

                  No reports on Form 8-K were filed during the reporting quarter.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date              11/13/99                           /s/ Paul M. Bluto
                  --------                           -----------------
                                                     Paul M. Bluto
                                                     Chairman and
                                                     Principal Financial Officer
                                                     Chief Executive Officer




Date              11/13/99                           /s/ Paul E. Rasmussen
                  --------                           ---------------------
                                                     Paul E. Rasmussen
                                                     President
                                                     Chief Operating Officer