Form 10KSB
period 1999-12-31
ITEC ATTRACTIONS INC
filed 2000-03-30
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.

                         Commission file number 0-21070

                             ITEC Attractions, Inc.

           Nevada                                           66-0426648
          -------                                           ----------
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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     --   ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

The registrant's revenues for its fiscal year ended December 31, 1999 were $6,515,863.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $475,000 as of March 25, 2000, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock.

Check whether the issuer has filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a
plan confirmed by a court. Yes X No    .
                               --   ---
The number of shares outstanding of the registrant's class of common equity as of March 25, 2000:

         Class                                        Shares Outstanding
         -----                                        ------------------
Common Stock, $.001 par value                             7,937,638


Transitional Small Business Disclosure Format (check one):  Yes     No  X   .
                                                               ----   ------

                                     PART I



Item 1.  Description of Business
         -----------------------

         International Tourist Entertainment Corporation was formed June 3, 1986. At a shareholders meeting held October 16, 1999, the shareholders of International Tourist Entertainment Corporation, a U.S. Virgin Islands corporation, approved the merger of International Tourist Entertainment Corporation with ITEC Attractions, Inc., a Nevada corporation which was incorporated September 3, 1999. The sole purpose of the merger was to change the domicile from the U.S. Virgin Islands to Nevada. Hereafter, International Tourist Entertainment Corporation, the predecessor, and ITEC Attractions, Inc., the successor, together and separately, are referred to as the Company.

         The Company owns and operates a major, giant screen entertainment facility in Branson, Missouri, known as the IMAX(R) Entertainment Complex. The Branson facility was constructed by the Company and commenced operations on October 8, 1993. The IMAX(R) Entertainment Complex consists of the Ozarks Discovery IMAX(R) Theater, a giant screen motion picture theater, the Remember When Theater which features live performances, McFarlain's, a full service restaurant, retail shops, various food concessions and related amenities.

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

IMAX(R) Entertainment Complex, Branson, MO
------------------------------------------

         The Branson facility is known as the IMAX(R) Entertainment Complex. The Complex features a 532 seat IMAX(R) giant screen theater with a screen that is approximately 6 stories (62 feet) tall and 83 feet wide. This theater is known as the "Ozarks Discovery IMAX(R) Theater." Other features of the Complex which are operated by the Company are:

- "McFarlain's Family Restaurant," one of Branson's most popular eating establishments. The Restaurant seats 600 people and features regional food specialties as well as home baked pies and other desserts.

- The Back Porch, an Ozark style deli. The Back Porch was operated during 1999 but is now in the process of being converted to a food court.

-        The  Remember  When  Theater,  a 200  seat  live  performance  theater.
         Currently, the theater stars Mike Radford and Jimmie Rodgers. Mike Radford presents a comedy and patriotic show called the Remember When Show. A show which honors our heritage and pays tribute to our country. Jimmie Rodgers, a popular singer during the '60's, presents a show called Jimmie Rodgers Remembers. In his show, Jimmie shares his life and his music.

- Legacy & Legends Gift Shop offers products which tie to the IMAX(R) films being presented in the theater, reflect the lifestyle of the Ozarks and a large line of gift shop items.

         The Complex also houses some 13 other tourist related retail shops and kiosks, consisting of approximately 10,000 square feet, which are leased to and operated by third parties.


Ozarks Discovery IMAX(R) Theater and Projection Formats
-------------------------------------------------------

         The Company's giant screen theater was designed initially to take advantage of only the IMAX(R) film and projection format. This IMAX(R) format is ten times larger than the 35mm film used in the typical movie theater. This specially designed giant screen theater is configured with amphitheater style seating and uses a special projection and sound system. The projected image fills the screen that is 62 feet high and is 83 feet wide. The result is that giant screen films can be displayed with great clarity at much larger than usual viewing size, bringing the viewer "into" the film action on the screen. The visual image is complemented with a digital, 22,000-watt, 44 speaker, surround sound system, which management believes is one of the best theater sound systems in the world.

         The Company is leasing the giant screen projection system, sound system and projection screen from IMAX(R) Corporation.

         The Company's exclusive film, "Ozarks: Legacy & Legend," which is exhibited three to five times per day, was produced in the IMAX(R) format. The Company typically exhibits two to four other IMAX(R) films in its regular daily schedule, in addition to the "Ozarks: Legacy & Legend" film.

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

         As a result of the experience the Company has had with exhibiting 35-mm movies, the Company board gave management approval to explore the feasibility of building a small 35-mm complex adjacent to the IMAX Complex. A preliminary design of the proposed complex has been completed. The proposed complex would have three theaters, two of which would seat 175 people and one, which would seat 135 people. One of the 175 seat theaters would have a stage so it could also be used as a live theater.

         All three theaters would have stadium seating and would have state of the art sound and projection systems. If the Company is successful in obtaining financing, construction on the theater complex will begin in early summer of 2000.

         The new theater complex requires approximately 165 new parking spaces. In late 1999, the Company had an opportunity to lease the land needed to build the new parking lot. The land involved requires that a large amount of fill be brought in to prepare for the parking lot. The Company is currently in the process of having the fill delivered.


McFarlain's Family Restaurant
-----------------------------

         The Company acquired the restaurant operation in May 1995 and has increased the total seating to slightly over 600.

         The key factors in the success of McFarlain's are quality food and extra special service. Unique specialties like fried green tomatoes and french fried sweet potatoes are provided to entice customers.

         McFarlain's can accommodate up to 15 motor coach groups per hour. While tour groups are important, they represent only 33% of the restaurant's business. In 1999, the restaurant served over 380,000 people.


The Back Porch Deli
-------------------

         The Company acquired The Back Porch Deli operation in January 1997. In late 1999, because of continuing operating losses at The Back Porch Deli, the Company's board approved the conversion of The Back Porch to a food court called The IMAX Food Court. The Company will own and operate The IMAX Food Court and has acquired franchises for Quiznos Subs, Baskin Robbins and Breadeaux Pizza. The Company expects The IMAX Food Court to open by May 1, 2000.

Remember When Theater
---------------------

         To better utilize space and broaden the entertainment offerings of the Complex, in 1998 the Company completed the construction of a 220 seat, intimate live performance theater in an area of the facility which had been a holding area for the IMAX(R) Theater.

         This theater was completed in March of 1998 and currently features Mike Radford's Remember When Show and the Jimmie Rodgers Remembers Show. The Remember When Show has a comedy and patriotic theme that is both nostalgic and fun and has a lot of audience participation. Tony Orlando, a popular singer, has stated, "The Mike Radford Remember When Show is the best tribute to Veterans in Branson." In the Jimmie Rodgers Remembers Show, which was added in early 1999, Jimmie shares his life and his many popular hit songs from the '60's and '70's. He also performs a number of new songs he has written.


Legacy & Legends Gift Shop
--------------------------

         The Legacy & Legends Gift Shop is a full-fledged specialty gift shop. It generates the highest percentage profit of any of the Company's departments. Sales for calendar 1999, especially after the relocation to a larger space, have continued to increase substantially.


Retail Shops
------------

         Since the inception of the Complex in 1993, retail sales have been a very important factor in creating a total experience for visitors. There are now 13 retail shops and kiosks in the Complex that are leased to third parties. The Complex boasts the most atmospheric, comfortable and unique indoor shopping experience in Branson and is able to demand some of the highest rents for retail space in Branson.


Competition
-----------

         The Company operates a single facility in Branson, Missouri providing entertainment, food, and shopping for tourists. The Company competes with other entertainment attractions, restaurants, and retail shops in the Branson area. The Company is also impacted by the competitive draw of Branson in relation to other locations across the country.

         Branson has many live performance theaters with presentations ranging from music to comedy to drama. These theaters generally operate from May through mid-December, although more of these theaters are now offering a limited performance schedule in March and April. On average, a theater offers two performances each day, for six days a week, during the peak season, but may offer only one performance per day or reduce the number of days per week during slower months. Seasonality causes a definite business cycle within each year for the Company's Branson facility.

         The major attraction in Branson is Silver Dollar City, an amusement park with an 1890's theme, which attracts almost 2 million visitors each year. Several other attractions exist in Branson, including water parks, family amusements, and activities related to the lake in the region. The Company has entered into cross promotion arrangements with Silver Dollar City and with several of the major entertainers and timeshare developers in Branson. The IMAX(R) Entertainment Complex has become established as one of the major attractions in Branson and approximately 1,000,000 people visited the facility in 1999.


Employees
---------

         At December 31, 1999, the Company had approximately 140 full-time employees and all of them work at the IMAX(R)Entertainment Complex in Branson, Missouri.

Forward-Looking Statements
--------------------------

         Statements in this Form 10-K, including those concerning the company's expectations regarding its business, and certain of the information presented in this report, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from such expectations. There can be no assurance that the company's results of operations will not be adversely affected by factors that could cause actual results to differ from expectations. The company undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof.

Item 2.  Description of Property
         -----------------------

         The Company entered into a 50-year ground lease in July 1993 for the 5.5-acre site on which its Branson facility is located. The Company has prepaid the first 20 years of the lease with a payment of $1,025,000. Commencing in the 21st year of the lease, the annual lease payment will be $145,000 per year, adjusted to reflect inflationary increases. In conjunction with the anticipated construction of a new 35-mm theater complex, the Company leased an additional one-acre of land at an annual lease payment of $20,000 per year. The term of this lease is the same as the 5.5-acre lease. The Company is presently preparing this ground for the commencement of construction of the parking lot.

         The Company completed the construction of its Branson facility in 1993 on the 5.5-acre site leased by the Company. The Company owns the Branson facility, subject to a mortgage in the principal amount of approximately $3,222,000 in favor of the Bank of America.

         The Company owns a condominium in Branson, Missouri which it acquired in 1994 for $148,000 and which is subject to a mortgage at December 31, 1999 in the approximate principal amount of $102,000 in favor of Great Southern Bank with monthly payments of $741. The condominium is used as a part-time residence by the Company's Chairman, Paul Bluto.

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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At a shareholders meeting held October 16, 1999, the shareholders of International Tourist Entertainment Corporation, a U.S. Virgin Islands corporation, approved the merger of International Tourist Entertainment Corporation with ITEC Attractions, Inc., a Nevada corporation which was incorporated September 3, 1999. The sole purpose of this merger was to change the domicile from the U.S. Virgin Islands to Nevada.


                                     PART II


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters
         ----------------------------------------------------------------------

(a) Market Information. Since February 1998 the Company's common stock has been traded in the over-the-counter market and reported on the NASD's OTC Bulletin Board. The current symbol is "ITAT." The common stock of the Company was first publicly traded in December 1992. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The following table shows the range of high and low bid information available to the Company for its common stock for the quarterly periods indicated.

                                                 High                   Low
                                                 ----                   ---

         1998
         ----
         1st Quarter                             1.55                   0.60
         2nd Quarter                             1.20                   0.40
         3rd Quarter                             0.00                   0.26
         4th Quarter                             0.00                   0.26

         1999
         ----
         1st Quarter                             0.37                   0.25
         2nd Quarter                             0.35                   0.18
         3rd Quarter                             0.50                   0.25
         4th Quarter                             0.41                   0.18


         (b) Holders. The approximate number of record holders as of March 25, 2000 of the Company's common stock, $.001 par value, was 380. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including those beneficial owners, the Company estimates the total number of shareholders exceeds 1,200.

         (c) Dividends. The Company has not paid cash dividends on its common stock during the past two years. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the operation and development of its business.

         The Company's loan agreement with the Bank of America restricts the payment of dividends to an amount not exceeding the Company's net profits plus depreciation plus interest expense, less 1.25 times the Company's annual principal and interest payments unless otherwise agreed to by the Bank of America. Recent Sales of Unregistered Securities

         As part of the Company's plan of reorganization, in February 1997, the Company issued 4,433,490 restricted shares of its common stock to Mr. Paul M. Bluto in consideration of $600,000 cash. No underwriter or selling agent was used in connection with this sale. The sale of these shares was made pursuant to available exemptions under Section 4(2) and Section 4(6) of the Securities Act of 1933, as amended, and the regulations promulgated pursuant thereto.

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


Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Financial Condition and Results of Operations
---------------------------------------------

         At December 31, 1999, the Company had a cash balance of $644,706. The Company had working capital at December 31, 1999 of $372,182, and a current ratio of 1.53 to 1. The Company maintains a $400,000 secured line of credit facility with the Bank of America. No borrowings were made under the line of credit during the year ended December 31, 1999 and no amounts are owed.

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

         The Company's revenues for the year ended December 31,1999 increased approximately 11% to $6,515,863 compared to $5,893,074 for the fiscal year ended June 30, 1998. These increases were primarily due to increased revenues at the Remember When Theater, from the addition of the Jimmie Rodgers Remembers Show, the McFarlain's Family Restaurant, and the Legacy & Legend Gift Shop. The increase in revenues at the Gift Shop was related to the shop's relocation to a substantially larger space. Revenues from 35mm feature films actually decreased in the year ended December 31, 1999 as compared to feature film revenue for the fiscal year June 30, 1998.

         The Company's operating expenses for the year ended December 31, 1999 increased approximately 5% to $4,313,599 compared to $4,091,689 for the fiscal year ended June 30, 1998. These increases were primarily related to an increase in cost of sales due to increased revenues in the Legacy & Legends Gift Shop and increased royalties paid for the additional revenues in the Remember When Theater from the addition of the Jimmie Rodgers Remembers Show. Operating expense for the IMAX theater and McFarlain's Restaurant actually decreased as a result of cost control programs implemented in 1999.

         Selling and general and administrative expenses for the year ended December 31, 1999 increased 17 percent to $1,586,799 as compared to $1,355,806 for the fiscal year ended June 30, 1998. This increase was primarily due to an increase in advertising and marketing expense incurred in marketing the Jimmie Rodgers Remembers Show and from the creation of a new marketing program for the complex.

         Income from operations for the year ended December 31, 1999 was $150,710 compared to $38,130 for the fiscal year ended June 30, 1998.

         Interest expense for the year ended December 31, 1999 and the fiscal year ended June 30, 1998, primarily reflects carrying costs of the Company's mortgage on the Branson facility.

         Net loss applicable to common stock for the fiscal year ended December 31, 1999 totaled $145,628 as compared to a net loss of $252,526 for the fiscal year ended June 30, 1998.


Item 7.  Financial Statements
         --------------------

         The Financial Statements of the Company required by this Item are attached as a separate section of this report and are listed in Part IV, Item 13 of this Form 10-KSB.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          --------------------

         There has been no change in the Company's independent certified public accountants, Tanner + Co. during the Company's two most recent fiscal years. Tanner + Co. have served as the Company's accountant since June 30, 1996.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
        --------------------------------------

Directors and Executive Officers

         The directors and executive officers of the Company at March 25, 2000 are:


Name                              Age           Position in Company
----                              ---           -------------------

Paul M. Bluto                      71     Chairman of the Board of Directors,
                                           Chief Executive Officer
                                           and Chief Financial Officer

Lourette Ann Bluto                 67     Director

Thomas J. Carlson                  47     Director

Kelvyn H. Cullimore                64     Director

Kelvyn H. Cullimore, Jr.           43     Director

Francis E. McLaughlin              58     Director

Kumar V. Patel                     54     Director

Paul Rasmussen                     58     President and Chief Operating Officer

Michael L. Pitman                  44     Senior Vice President of Marketing

Dennis Berard                      52     Vice President - Restaurant Operations

Randy S. Brashers                  32     Vice President of Operations

Robert J. Cardon                   36     Secretary/Treasurer

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

         All staff personnel employed by the Company devote full time to the business of the Company as salaried employees, with the exception of Robert J. Cardon and Paul M. Bluto. Paul M. Bluto is employed by GS&W Services, a Company owned by Lourette Ann Bluto, and provides services to GS&W, such as marketing, special projects and computerization. Mr. Paul M. Bluto devotes approximately 50% of his time to his duties for the Company. Robert Cardon is an employee of Dynatronics Corporation and provides services to the Company on an as-needed basis. Mr. Cardon devotes approximately 5% of his time to his duties for the Company. Dynatronics Corporation is a public company, which manufactures devices for the physical medicine market. .See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Paul M. Bluto has been a Director of the Company since April 1995. He became Chairman of the Board and Chief Financial Officer in February 1997 and on March 1, 1999 became Chief Executive Officer. Since 1990, Mr. Bluto has been employed by GS&W Services in marketing, special projects and computerization. From 1966 to 1990, Mr. Bluto was employed with the United Automobile, Aerospace, Agriculture Implement Workers of America (U.A.W.), most recently as a Senior Vice President of Operations and Human Resources.

         Lourette Ann Bluto was elected a director of the Company on October 3, 1997. She is President and sole owner of GS&W Services, Inc., a full service printing and mailing corporation. Mrs. Bluto founded GS&W Services in 1969, and currently has 31 employees. GS&W Services is located in Walnut, California. Mrs. Bluto is active in community and civic affairs, having served as Vice-President of Edison Elementary School P.T.A., President of the Walnut/Diamond Bar Soroptimist Club, Board member of the Santa Ana YWCA Hotel for Women. She has presided as President of the California Chapter of M.A.S.A., and has served on the Board of Directors of several businesses, including Local 509 Federal Credit Union.

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

         Kelvyn H. Cullimore has served as President of the Company since its incorporation in 1986, resigned as President and Chief Executive Officer effective February 28, 1999. He has been a director since 1986 and served as Chairman of the Board from 1986 to February 1997. Mr. Cullimore continues to serve as a Director of the Company. Mr. Cullimore received a B.S. in Marketing from Brigham Young University in 1957 and, following graduation, worked for a number of years as a partner in a family-owned home furnishings business in Oklahoma City, Oklahoma. Mr. Cullimore has participated in the organization and management of various enterprises, becoming the president or general partner in several business entities, including real estate, the motion picture industry and equipment partnerships and has served on the board of directors of Brighton Bank and a privately-owned wholesale travel agency. Since 1975, Mr. Cullimore has consulted for independent film production and distribution companies and has been involved in the raising of capital for the production of feature-length films. From 1979 to 1992, Mr. Cullimore served as chairman of the board and president of American Consolidated Industries ("ACI"), a corporate affiliate of Dynatronics Corporation, which in 1992 was merged with and into Dynatronics Corporation. ACI was a privately-owned holding company for various investments. From 1983 to 1992, Mr. Cullimore also served as president of Dynatronics Corporation and from 1983 to present, he has served as chairman of the board of Dynatronics Corporation, a publicly-held company whose securities are registered under the Securities Exchange Act of 1934, as amended.

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

         Francis E. McLaughlin has been a Director of the Company since 1988. He is the founder and principal owner of the McLaughlin Companies, which includes the largest real estate firm in the U.S. Virgin Islands, as well as a real estate appraisal company, and property management companies. He has been involved in the development of several residential and commercial real estate projects there. An original investor in the First Virgin Islands Federal Savings Bank, he currently serves as chairman of the board of the institution. Over the years, Mr. McLaughlin has held leadership positions in civic, community and professional organizations.

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

         Dennis Berard was elected Vice-President - Restaurant Operations on October 31, 1998. He joined the Company in June of 1995 as a co-manager of McFarlain's Restaurant. Prior to joining the Company, he was the co-owner of a restaurant in Kimberling City, Missouri. Before moving to the Branson area, Dennis held various management positions with a number of national restaurant chains.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and beneficial owners of more than 10% of the Company's stock are required by regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file.

         Based solely upon a review of reports furnished to the Company pursuant to Section 16(a) for its most recent fiscal year, the Company is not aware of any reports required by Section 16(a) to be filed by directors, officers or beneficial owners of more than 10% of the Company's stock that were not filed on a timely basis.


Item 10.  Executive Compensation
          ----------------------

Compensation of Executive Officers
----------------------------------

         The following table sets forth the compensation of the Company's chief executive officer during the fiscal years ended June 30, 1998 and 1997 and for the six month transition period ended December 31, 1998 and year ended December 31, 1999. No other executive officer or individual had a total annual salary and bonus exceeding $100,000 for any of these periods. No officer had total annual salary and bonuses in excess of $100,000 for the year ended December 31, 1999.



                                                      Summary Compensation Table

                                                                                 Long Term Compensation
                                                                                 ----------------------
                                        Annual Compensation                     Awards                 Payouts
                           -----------------------------------------    ---------------------   --------------------
                                                           Other        Restricted
Name and                                                  Annual          Stock                   LTIP     All Other
Principal                                                 Compen-        Award(s)    Options/    Payouts    Compen-
Position                   Year   Salary($)   Bonus($)    sation($)         ($)        SAR(#)       ($)     sation($)
---------                  ----   ---------   --------   -----------    ----------   --------   --------   ----------

Paul M. Bluto              1999       -0-         -0-     $52,500         $ -0-          -0-      $ -0-     $ -0-
(CEO)(1)

Kelvyn H. Cullimore        1998   $ 50,400  $ 43,421      $29,406(3)      $ -0-          -0-      $  -0-    $  -0-
(CEO) (2)                  1998   $100,800  $ 32,500      $44,019(3)      $ -0-          -0-      $  -0-    $  -0-

                           1997   $100,800  $    -0-(4)   $37,076(3)      $ -0-          -0-      $  -0-    $  -0 (4)

---------------------------------------------------------------------------------------------------------------------


(1) Mr. Bluto was elected the Company's Chief Executive Officer effective March 1, 1999. Mr. Bluto is not paid a salary for holding the position of Chief Executive Officer. He was, however, paid $52,500 for director's fee and consultation services rendered to the Company for the year ended December 31, 1999. Mr. Bluto maintains a home in California but visits Branson several times a year. The Company does provide Mr. Bluto with the use of a Company owned condominium during his visits to Branson. The Company payments for the condominium were $9,583 for the months March through December 1999. This amount is not included in the compensation table above.

(2)           Mr.  Cullimore  resigned as the Company's Chief Executive  Officer and President effective February 28, 1999. The table above represents Mr. Cullimore's compensation for the two-month period ended February 28, 1999, the six-month transition period ended December 31, 1998; and the two fiscal years ended June 30, 1998 and 1997. Mr. Cullimore's presence in Branson on behalf of the Company was considered temporary and, therefore, the above Compensation Table does not include any amount for use by Mr.
              Cullimore of the condominium owned by the Company. The Company payments for the condominium were $1,917 for the months of January and February 1999; $5,750 for the six-month transition period ended December 31, 1998; and $11,500 for each of the fiscal years ended June 30, 1998 and 1997.

(3) Included in these amounts are premiums of $5,704 for the year ended December 31, 1999, $17,112 for the six-month transition period ended December 31, 1998, $39,967 for the fiscal year ended June 30, 1998, and $34,224 for the fiscal year ended June 30, 1997 and on insurance policies funding a salary continuation plan for Mr. Kelvyn H. Cullimore. Also included are life insurance premiums, disability insurance premiums and personal usage of a Company automobile or car allowance.

(4) Mr. Cullimore received 201,523 shares of restricted common stock as part of the Company's Plan of Reorganization in fiscal 1997. The stock had no value at that time, and since the value was not determinable, no value was placed on the stock.


         The Company did not grant to executive officers nor were there outstanding any stock options or stock appreciation rights during fiscal years ending June 30, 1997 and 1998 or during the transition period ended December 31, 1998 or for the calendar year ended December 31, 1999.

         During the last completed fiscal year, the Company made no awards under any long-term incentive plan. The Company does not maintain any defined benefit or actuarial plan.


Compensation of Directors
-------------------------

         Directors of the Company receive $1,050 per meeting for service as directors of the Company. The Board of Directors will meet quarterly or more often as needed. Directors are reimbursed for expenses incurred on behalf of the Company in attending directors' meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table sets forth, as of March 25, 2000, certain information with respect to any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's capital stock, each director, certain executive officers and as to all directors and officers as a group:


                         Common Stock Beneficially Owned
                         -------------------------------

                                              Number
         Name                               of shares           % of Class(1)
         ----                               ---------           -------------

Paul M. Bluto (2)                           6,296,572                71.1%

Lourette Ann Bluto (2)                      6,296,572                71.1%

Kelvyn H. Cullimore (3)                       480,649                 6.0%

Kelvyn H. Cullimore, Jr. (4)                  230,339                 2.9%

Francis E. McLaughlin (5)                     177,764                 2.2%

Kumar V. Patel (6)                            200,000                 2.5%

Thomas J. Carlson(7)                          133,334                 1.7%

Michael L. Pitman                              70,563                 0.9%

Randy S. Brashers                              70,543                 0.9%

All Directors and Officers
of the Company as a Group                   7,429,445                81.6%
(9 persons)(8)

(1) These calculations are based upon a total of 7,937,638 shares outstanding as of March 25, 2000. In addition, for each person or group the number of shares owned and the calculation of the percentage ownership includes the number of shares that person or group has the right to acquire.

(2) Mr. Paul Bluto and Mrs. Lourette Ann Bluto jointly own 11,013 shares as a result of their pre-bankruptcy holdings. Mr. Bluto acquired
            4,433,490 restricted shares pursuant to the Company's Plan of Reorganization. Mr. Bluto acquired 539,573 restricted shares in a private placement by the Company, and Mrs. Bluto owns 6,257 shares. In addition, Mr. Bluto is a trustee of the GS&W Services Defined Benefit Plan, which acquired 383,333 restricted shares in a private placement by the Company and Mr. Bluto is deemed to be the beneficial owner of these shares. Mr. Bluto also owns warrants to purchase 539,573 restricted shares at a price of $1.00 per share. The GS&W Services Defined Benefit Plan also owns warrants to purchase 383,333 restricted shares at a price of $1.00 per share. All shares owned directly or beneficially by either Mr. Bluto or Mrs. Bluto are deemed to be beneficially owned by the other.

(3) Mr. Cullimore owns 10,453 shares as a result of pre-petition holdings, he received 201,523 shares as part of the Company's Plan of Reorganization and he owns 5,000 shares, which he received in satisfaction of claims as a creditor of the Company. In addition, Mr. Cullimore acquired 16,667 restricted shares of common stock in the Company's private placement. Mr. Cullimore may be deemed to be a control person of Dynatronics Corporation, which owns 230,339 shares, which are included in Mr. Cullimore's holdings.

(4) Mr. Cullimore, Jr. may be deemed to be a control person of Dynatronics Corporation, which owns 230,339 shares, which are included in Mr. Cullimore, Jr.'s holdings.

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

(8) The calculation of beneficially owned shares of all executive officers and directors as a group eliminates the duplicate entries of shares owned by Dynatronics which are reflected in the beneficial ownership of both Kelvyn H. Cullimore and Kelvyn H. Cullimore, Jr., as well as shares owned by GS&W Services, Inc. and the Bluto family, which are reflected in the beneficial ownership of both Paul and Lourette Ann Bluto.


Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         Mr. Kelvyn H. Cullimore is the Chairman of the Board of Dynatronics Corporation. Mr. Kelvyn H. Cullimore, Jr. is the President and a Director of Dynatronics Corporation. Kelvyn H. Cullimore and Kelvyn H. Cullimore, Jr. may be considered to be affiliates of Dynatronics Corporation by virtue of their positions with Dynatronics Corporation. Robert J. Cardon, an employee of Dynatronics Corporation, is the Company Secretary/Treasurer and is paid $1,050 for each board meeting. Dynatronics Corporation owns approximately 3% of the common stock of the Company (post reorganization).

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

         Financial Statements Filed as part of Form 10-KSB: See Index to Financials on Page F1

ITEC ATTRACTIONS, INC.
Financial Statements
December 31, 1999

                                                          ITEC ATTRACTIONS, INC.
                                                   Index to Financial Statements

--------------------------------------------------------------------------------




                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2


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


Statement of Cash Flows                                                      F-6


Notes to Financial Statements                                                F-7





--------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                             F-1

                                                    INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Stockholders of ITEC Attractions, Inc.


We have audited the balance sheet of ITEC Attractions, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, and June 30, 1998, and the six months ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITEC Attractions, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999, and June 30, 1998, and the six months ended December 31, 1998, in conformity with generally accepted accounting principles.




                                        TANNER + Co.




Salt Lake City, Utah
February 24, 2000
                                                                             F-2



                                                                                    ITEC ATTRACTIONS, INC.

                                                                                             Balance Sheet

                                                                                         December 31, 1999
----------------------------------------------------------------------------------------------------------



              Assets
              ------

Current assets:
     Cash                                                                               $          644,706
     Receivables                                                                                    80,688
     Inventories                                                                                    95,753
     Prepaid expenses                                                                               88,322
     Current portion of prepaid leases                                                             166,915
                                                                                        ------------------

                  Total current assets                                                           1,076,384

Property and equipment, net                                                                      5,691,421
Prepaid leases                                                                                     965,188
Deposits                                                                                            13,072
                                                                                        ------------------

                                                                                        $        7,746,065
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------


              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                                                   $          237,725
     Accrued expenses                                                                              287,144
     Current portion of long-term debt                                                             179,333
                                                                                        ------------------

                  Total current liabilities                                                        704,202

Long-term debt                                                                                   3,304,034
Accrued lease expense                                                                              366,261
Deferred revenue                                                                                    40,557
Deposits                                                                                            17,700
                                                                                        ------------------

                  Total liabilities                                                              4,432,754
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Common stock, $.001 par value; authorized 40,000,000
       shares; issued and outstanding 7,937,638 shares                                               7,938
     Additional paid-in capital                                                                 10,781,076
     Accumulated deficit                                                                        (7,475,703)
                                                                                        ------------------

                  Total stockholders' equity                                                     3,313,311
                                                                                        ------------------

                                                                                        $        7,746,065
                                                                                        ------------------



----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-3



                                                                                    ITEC ATTRACTIONS, INC.

                                                                                   Statement of Operations
----------------------------------------------------------------------------------------------------------




                                                Year Ended     Year Ended          Six Months Ended
                                               December 31,     June 30,             December 31,
                                             -------------------------------------------------------------
                                                                                                1997
                                                   1999           1998           1998        (Unaudited)
                                             -------------------------------------------------------------
Revenues:
     Theater admissions and concessions      $      2,473,767  $   2,286,232  $   1,441,875  $   1,267,498
     Restaurant and deli                            2,985,221      2,843,511      1,918,358      1,863,511
     Retail sales                                     596,931        333,120        336,822        205,451
     Retail rental income                             459,944        430,211        241,503        251,470
                                             -------------------------------------------------------------
                                                    6,515,863      5,893,074      3,938,558      3,587,930
                                             -------------------------------------------------------------
Costs and expenses:
     Direct exhibition film costs and
       concessions                                  1,188,131      1,054,714        696,495        676,498
     Direct restaurant and deli costs               2,327,693      2,396,087      1,509,632      1,514,234
     Direct retail costs                              436,628        241,257        207,349        142,821
     Direct mall operating costs                      361,147        399,631        196,147        225,500
                                             -------------------------------------------------------------
                                                    4,313,599      4,091,689      2,609,623      2,559,053
                                             -------------------------------------------------------------

              Gross profit                          2,202,264      1,801,385      1,328,935      1,028,877
                                             -------------------------------------------------------------

General and administrative expenses                   779,610        830,325        457,829        173,269
Advertising and marketing expenses                    807,189        525,481        305,533        173,434
Depreciation and amortization expenses                464,755        407,449        209,637        201,129
                                             -------------------------------------------------------------

              Operating income                        150,710         38,130        355,936        481,045

Other income (expense):
     Interest expense                                (313,641)      (340,674)      (170,100)      (169,719)
     Interest income                                   17,303         26,018         12,843         19,054
     Other                                                  -         24,000              -         12,000
                                             -------------------------------------------------------------
                                                     (296,338)      (290,656)      (157,257)      (138,665)
                                             -------------------------------------------------------------

              (Loss) income before
                provision for
                income taxes                         (145,628)      (252,526)       198,679        342,380

Provision for income taxes                                  -              -              -              -
                                             -------------------------------------------------------------

              Net (loss) income              $       (145,628) $    (252,526) $     198,679  $     342,380
                                             -------------------------------------------------------------

Net (loss) income  per share -
  basic and dilu$ed                          $           (.02) $        (.03) $         .03  $         .05
                                             -------------------------------------------------------------

Weighted average common shares -
  basic and diluted                                 7,938,000      7,716,000      7,938,000      7,573,000
                                             -------------------------------------------------------------



----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-4



                                                                                    ITEC ATTRACTIONS, INC.

                                                                         Statement of Stockholders' Equity

                                                                             Year Ended December 31, 1999,
                                              Six Months Ended December 31, 1998, Year Ended June 30, 1998
----------------------------------------------------------------------------------------------------------






                                                                                                Total
                                          Common Stock          Additional                   Stockholders'
                               -------------------------------   Paid-In       Accumulated       Equity
                                    Shares          Amount        Capital        Deficit        (Deficit)
                               ---------------------------------------------------------------------------

Balance, July 1, 1997             6,844,397    $      6,844   $  10,432,419   $ (7,276,228)  $   3,163,035

Issuance of common stock for
cash and bankruptcy
conversions and settlements       1,093,241           1,094         348,657              -         349,751

Net loss                                  -               -               -       (252,526)       (252,526)
                               ---------------------------------------------------------------------------

Balance, June 30, 1998            7,937,638           7,938      10,781,076     (7,528,754)      3,260,260

Net income                                -               -               -        198,679         198,679
                               ---------------------------------------------------------------------------

Balance, December 31, 1998        7,937,638           7,938      10,781,076     (7,330,075)      3,458,939

Net loss                                  -               -               -       (145,628)       (145,628)
                               ---------------------------------------------------------------------------

Balance, December 31, 1999        7,937,638    $      7,938   $  10,781,076   $ (7,475,703)  $   3,313,311
                               ---------------------------------------------------------------------------





----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-5


                                                                                    ITEC ATTRACTIONS, INC.

                                                                                   Statement of Cash Flows
----------------------------------------------------------------------------------------------------------




                                                     Year Ended    Year Ended       Six Months Ended
                                                    December 31.    June 30,          December 31,
                                                    ------------------------------------------------------
                                                                                                 1997
                                                        1999          1998         1998      (Unaudited)
                                                    ------------------------------------------------------
Cash flows from operating activities:
     Net (loss) income                              $ (145,628)   $  (252,526)  $   198,679  $     342,380
     Adjustments to reconcile net (loss) income
       to net cash provided by operating
       activities:
         Depreciation and amortization                 464,755        407,449       209,637        201,129
         Loss on disposition of property
            and equipment                                    -            925        12,416              -
         Deferred revenue                               40,557              -             -              -
         (Increase) decrease in:
              Receivables                              (65,698)        (1,466)       22,621        (32,414)
              Inventories                              (16,945)       (17,766)       (1,103)        (4,199)
              Prepaid expenses and deposits            (77,404)       (25,365)       23,460         (7,012)
              Prepaid leases                           166,915        166,915        83,457         83,457
         Increase (decrease) in:
              Accounts payable and accrued
                 expenses                               50,485        212,225        32,741        (42,846)
              Deposits                                  (2,800)        (1,500)            -         (3,000)
                                                    ------------------------------------------------------

                  Net cash provided by
                  operating activities                 414,237        488,891       581,908        537,495
                                                    ------------------------------------------------------

Cash flows from investing activities-
     purchase of property and equipment               (240,259)      (627,737)     (188,939)       (99,506)
                                                    ------------------------------------------------------

Cash flows from financing activities:
     Payments on debt                                 (184,032)      (120,886)      (89,302)       (62,488)
     Net proceeds from issuance of
        common stock                                         -        349,751             -        349,751
                                                    ------------------------------------------------------

                  Net cash (used in) provided
                  by financing activities             (184,032)       228,865       (89,002)       287,263
                                                    ------------------------------------------------------

(Decrease) increase  in cash                           (10,054)        90,019       303,967        725,252

Cash beginning of period                               654,760        260,774       350,793        260,774
                                                    ------------------------------------------------------

Cash end of period                                  $  644,706    $   350,793   $   654,760  $     986,026
                                                    ------------------------------------------------------



----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                       F-6


                                                          ITEC ATTRACTIONS, INC.

                                                   Notes to Financial Statements

                                   December 31, 1999 and 1998, and June 30, 1998
--------------------------------------------------------------------------------


1.   Organization and Summary of Significant Accounting Policies

Organization

The Company's principal business is in the tourist entertainment sector. The Company has a giant screen tourist entertainment complex in Branson, Missouri, and began showing its own theme film produced especially for the Branson location. The Company also operates a restaurant, a deli, a live performance theater, and a small gift shop in the Branson complex.

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

                                                          ITEC ATTRACTIONS, INC.

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

The computation of diluted income (loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.


--------------------------------------------------------------------------------
                                                                             F-8

                                                          ITEC ATTRACTIONS, INC.

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

Reclassifications

Certain amounts in the December 1998 and June 1998 financial statements have been reclassified to conform with the current period presentation.



--------------------------------------------------------------------------------
                                                                             F-9

                                                          ITEC ATTRACTIONS, INC.

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



2.   Property and Equipment

Property and equipment at December 31, 1999 consist of the following:


Buildings                                                  $      5,129,092
Equipment                                                           972,050
Furniture and fixtures                                              306,410
Land improvements                                                   150,937
Film development costs                                              900,000
                                                           ----------------

                                                                  7,458,489

Less accumulated depreciation and
  amortization                                                   (1,767,068)
                                                           ----------------

                                                           $      5,691,421
                                                           ----------------


3.   Lease Obligations

The Company has a ten-year operating lease agreement for a giant screen theater projection and sound system for its Branson Theater Complex. Under the terms of this agreement, the Company was required to make advance rental payments. Such amounts, net of amortization, are reflected in prepaid leases in the accompanying financial statements. The advance rent payments are being amortized on a straight-line basis over the initial ten year lease term. Additionally, the lease agreement requires the monthly payments, adjusted annually based on the Consumer Price Index, throughout the remaining lease term, together with annual percentage royalties ranging from one to ten percent based upon the attainment of certain net theater admission revenue volumes. The lease expires in June 2004, and has an option to be renewed for an additional ten year term. Advance and fixed minimum lease commitments related to this lease are included in the following tables.


--------------------------------------------------------------------------------
                                                                            F-10

                                                          ITEC ATTRACTIONS, INC.

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



3.   Lease Obligations Continued

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

Advance rental payments associated with the theater system and land is reflected in the current portion of prepaid leases and prepaid leases in the accompanying balance sheet as summarized below:

Advance rents:
  Theater system                                          $         436,116
  Land                                                              695,987
                                                          -----------------

                                                                  1,132,103
                                                          -----------------

Less current portion of prepaid leases:
  Theater system                                                   (116,298)
  Land                                                              (50,617)
                                                          -----------------

                Total current portion of prepaid leases            (166,915)
                                                          -----------------

Prepaid leases                                            $         965,188
                                                          -----------------



--------------------------------------------------------------------------------
                                                                            F-11

                                                          ITEC ATTRACTIONS, INC.

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------




3.   Lease Obligations Continued

Annual amortization expense is as follows:


Theater system                                            $         116,298
Land                                                                 50,617
                                                          -----------------

                                                          $         166,915
                                                          -----------------


A schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999, is as follows:


Year Ending December 31:                                       Amount
------------------------                                  -----------------

                           2000                           $         178,399
                           2001                                     177,500
                           2002                                     177,500
                           2003                                     177,500
                           2004                                      88,750
                           Thereafter                             4,350,000
                                                          -----------------

                                                          $       5,149,649
                                                          -----------------

Rental expense on operating leases for the years ended December 31, 1999 and June 30, 1998 and six months ended December 31, 1998 was approximately $238,000, and $242,000, $120,000, respectively.

The  Company  leases  certain  equipment  under  noncancellable   capital  lease
agreements. Assets under capital leases included in property and equipment at December 31, 1999 are as follows:

Equipment                                                 $          52,798

Less accumulated amortization                                       (14,025)
                                                          -----------------

                                                          $          38,773
                                                          -----------------



--------------------------------------------------------------------------------
                                                                            F-12

                                                          ITEC ATTRACTIONS, INC.

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



3.   Lease Obligations Continued

Amortization expense for assets under capital leases during the years ended December 31, 1999 and June 30, 1998 and six months ended December 31, 1998 was approximately $10,000, $6,000, and $14,000, respectively.

The capital lease obligations have imputed interest rates approximately equal to the Company's borrowing rate for similar type transactions and are payable in monthly installments through October 2002. Future minimum lease payments on capital lease obligations are as follows:

Year Ending December 31:                                       Amount
------------------------                                  -----------------

           2000                                           $          17,655
           2001                                                      12,246
           2002                                                       3,102
                                                          -----------------

                                                                     33,003

           Less amount representing interest                         (4,064)
                                                          -----------------

           Present value of capital lease obligations     $          28,939
                                                          -----------------

4.   Bank Line-of-Credit

The Company has a bank line-of-credit agreement which allows the Company to borrow a maximum amount of $400,000 at an interest rate equal to the bank's prime rate plus 1%. The line-of-credit matures on June 15, 2000, is secured by real property and has no outstanding balance at December 31, 1999.

5.   Long-Term Debt

Long-term debt is comprised of the following:

Note payable to a bank in monthly installments
of $34,000, including interest at prime plus
 .75% (9.25% at December 31, 1999) through February
2009, secured by the theater complex                      $       3,222,290

Mortgage payable in monthly installments of $741
including adjustable interest from 4% to 12%,
secured by real property                                            102,414


--------------------------------------------------------------------------------
                                                                            F-13

                                                          ITEC ATTRACTIONS, INC.

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



5.   Long-Term Debt Continued

Note payable in monthly installments of $1,514,
including interest at 10.8%, secured by equipment                    55,861

Note payable to a bank in monthly installments of
$2,625, including interest at 9.25%, secured by
equipment                                                            49,012



Note payable in monthly installments of $607,
including interest at 8%, secured by a vehicle                       24,851

Capital lease obligations (see note 3)                               28,939
                                                          -----------------

                                                                  3,483,367

Less current portion                                               (179,333)
                                                          -----------------

Long-term debt                                            $       3,304,034
                                                          -----------------



Future maturities of long-term debt are as follows:


Year Ending December 31:                                       Amount
------------------------                                  -----------------

                           2000                           $         179,333
                           2001                                     194,149
                           2002                                     184,102
                           2003                                     194,944
                           2004                                     191,961
                           Thereafter                             2,538,878
                                                          -----------------

                                                          $       3,483,367
                                                          -----------------


6.   Lessor Lease Agreements

The Company has agreements to rent space as lessor to various retail tenants in its Branson, Missouri theater complex with terms ranging from one to five years. The agreements also include certain renewal terms for leases beyond five years, which are not included in the amounts below. As of December 31, 1999, the Company held $17,700 in deposits related to the leases.


--------------------------------------------------------------------------------
                                                                            F-14

                                                          ITEC ATTRACTIONS, INC.

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


6.   Lessor Lease Agreements Continued

A summary of future minimum rentals to be received are as follows:


Year Ending December 31:                                       Amount
------------------------                                  -----------------

                           2000                           $         325,493
                           2001                                     252,000
                           2002                                     148,200
                           2003                                     116,775
                           2004                                      63,600
                                                          -----------------

                                                          $         906,068
                                                          -----------------


7.   Income Taxes

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to (loss) income before provision for income taxes for the following reasons:


                                    Year           Year        Six Months
                                   Ended           Ended          Ended
                                December 31,     June 30,     December 31,
                             ------------------------------------------------

                                    1999           1998           1998
                             ------------------------------------------------

Federal income tax
  (provision) benefit at
  statutory rate             $         53,000  $      84,000   $      (68,000)
Change in valuation
  allowance                           (53,000)       (84,000)          68,000
                             ------------------------------------------------

                             $              -  $           -   $            -
                             ------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-15

                                                          ITEC ATTRACTIONS, INC.

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


7.   Income Taxes Continued

Deferred tax assets (liabilities) at December 31, 1999 are comprised of the following:


Write-down of assets                                      $       1,666,000
Net operating loss carry forward                                    884,000
Depreciation                                                        (68,000)
Accrued rents                                                       124,000
                                                          -----------------

                                                                  2,606,000

Less valuation allowance                                         (2,606,000)
                                                          -----------------

                                                          $               -
                                                          -----------------

A valuation allowance has ben recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

At December 31, 1999, the Company has approximately $2,600,000 of net operating loss carryforwards to offset future taxable income. These carryforwards begin to expire in 2011.

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


8.   Related Party Transaction

During the year ended June 30, 1998, the Company paid Dynatronics Corporation (Dynatronics), a company which had common management a monthly fee for administrative staff, accounting services, and accounting personnel. The related costs are included in general and administrative expenses and amounted to approximately $64,000. Management has terminated this agreement, therefore, no costs were incurred for the six months ended December 31, 1998 or for the year ended December 31, 1999.


--------------------------------------------------------------------------------
                                                                            F-16

                                                          ITEC ATTRACTIONS, INC.

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Supplemental Cash Flow Information

During the year ended December 31, 1999, the Company acquired property and equipment in exchange for the long-term debt of $20,809.

During the six months ended December 31, 1998, the Company acquired property and equipment in exchange for long-term debt of $60,030.

Actual amounts paid for interest and income taxes are as follows:


                                       Year
                     Year Ended       Ended          Six Months Ended
                    December 31,     June 30,          December 31,
                 ----------------------------------------------------------
                                                                 1997
                        1999           1998        1998       (Unaudited)
                 ----------------------------------------------------------

Interest         $     340,589    $    337,592  $   170,100    $   168,162
                 ----------------------------------------------------------

Income taxes     $           -    $          -  $         -    $         -
                 ----------------------------------------------------------



10.  Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as te individual borrowings bear interest at floating market interest rates.



--------------------------------------------------------------------------------
                                                                            F-17

                                                          ITEC ATTRACTIONS, INC.

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


11.  Stock Options

The Company has granted stock options to purchase the Company's common stock. Options generally vest over an eighteen month period. Information regarding these stock options are summarized below:


                                              Number of      Option Price
                                               Options        Per Share
                                          ---------------------------------

Outstanding at July 1, 1997                         829,001   $      1.00
     Granted                                      1,170,999          1.00
                                          ---------------------------------

Outstanding at December 31, 1998
  and June 30, 1998                               2,000,000          1.00
     Expired                                     (2,000,000)         1.00
                                          ---------------------------------

Outstanding at December 31, 1999                          -   $         -
                                          ---------------------------------

Options exercisable at December 31, 1999 and 1998 and June 30, 1998 were -0-, 2,000,000, and 944,000, respectively.


12.  Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. During the year ended December 31, 1999, no options were granted, therefore, there would be no pro forma effect on the 1999 operations. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                             Six Months
                                           Years Ended          Ended
                                             June 30,       December 31,
                                               1998             1998
                                        -----------------------------------

Net income (loss)  - as reported        $        (252,526)  $      198,679
Net income (loss)  - pro forma          $        (476,592)  $        7,423
Income (loss) per share - as reported   $            (.03)  $          .03
Income (loss) per share -  pro forma    $            (.06)  $          .00



--------------------------------------------------------------------------------
                                                                            F-18

                                                          ITEC ATTRACTIONS, INC.

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12.  Stock-Based Compensation Continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                             Six Months
                                           Years Ended          Ended
                                             June 30,       December 31,
                                        -----------------------------------
                                               1998             1998
                                        -----------------------------------

Expected dividend yield                 $          -       $              -
Expected stock price volatility                 202%                   202%
Risk-free interest rate                           6%                     5%
Expected life of options                   18 months              18 months
                                        -----------------------------------


The weighted average fair value options granted during the year ended June 30, 1998 and the six months ended December 31, 1998 are $.19 and $.18, respectively.



--------------------------------------------------------------------------------
                                                                            F-19

                                                          ITEC ATTRACTIONS, INC.

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13.  Business Segments

The Company operates in three business segments: 1) Theater and concessions, 2) Restaurant and deli services, 3) Retail services.

The following tables present financial information by business segment for the years ended December 31, 1999 and June 30, 1998 and for the six months ended December 31, 1998.


                                 Restaurant              Corporate
Year Ended          Theater and   and Deli    Retail        and
December 31, 1999   Concessions   Services   Services   Eliminations    Total
--------------------------------------------------------------------------------

Sales to
unaffiliated
customers          $2,473,767  $2,985,221  $1,056,875  $         -  $6,515,863

Operating income
(loss)             $1,285,636  $  657,528  $  259,100  $(2,051,554) $  150,710

Identifiable
assets             $  843,193  $  620,727  $        -  $ 4,227,501  $5,691,421



                                 Restaurant              Corporate
Year Ended          Theater and   and Deli    Retail        and
June 30, 1998       Concessions   Services   Services   Eliminations    Total
--------------------------------------------------------------------------------

Sales to
unaffiliated
customers          $2,286,232  $2,843,511  $  763,331  $         -  $5,893,074

Operating income
(loss)             $1,231,518  $  447,424  $  122,443  $(1,763,255) $   38,130

Identifiable
assets             $1,011,129  $  526,170  $        -  $ 4,330,893  $5,868,192




                                 Restaurant              Corporate
Six Months Ended    Theater and   and Deli    Retail        and
December 31, 1998   Concessions   Services   Services   Eliminations    Total
--------------------------------------------------------------------------------

Sales to
unaffiliated
customers          $1,441,875  $1,918,358  $  578,325  $         -  $3,938,558

Operating income
(loss)             $  745,380  $  408,726  $  174,829  $  (972,999) $  355,936

Identifiable
assets             $  951,750  $  659,413  $        -  $ 4,283,945  $5,895,108


--------------------------------------------------------------------------------
                                                                            F-20

                                                          ITEC ATTRACTIONS, INC.

                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


14.  Recent Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivative as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

--------------------------------------------------------------------------------
                                                                            F-21

              (a)   Exhibits
                    --------

            Reg. S-B
            Exhibit No.             Description
            -----------             -----------

                3.1 Articles of Incorporation of the Registrant, as amended (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-48630)

                3.2 Bylaws of the Registrant, as amended and restated on April 6, 1991 (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-48630)

                3.3 Amendments to Bylaws of the Registrant dated August 28, 1991 and July 24, 1992 (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-48630)

                4.1 Specimen Certificate for the Common Stock of the Registrant (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-48630)

                10.3 Ground Lease Agreement dated July 27, 1993 between Treasure Lake RV Resort Camping Club, Inc. and International Tourist Entertainment Corporation (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132)

                10.4 Loan Agreement dated July 30, 1993 for loan from the Bank of America to International Tourist Entertainment Corporation (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132)

                10.5 Deed of Trust dated July 30, 1993 for benefit of the Bank of America (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132)


                10.10 Distribution Agreement dated July 14, 1995 between IMAX(R) Corporation and the Company (incorporated by reference to Form 10-KSB for year ended June 30,
                           1997).

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

                10.14      Ground  Lease   Agreement  dated  December  18,  1999
                           between Treasure Lake RV Resort Camping Club, Inc. and ITEC Attractions, Inc.

(b)      Reports on Form 8-K:
         -------------------

The Company filed a current report on Form 8-K with the Securities and Exchange Commission on December 17, 1999 reporting the merger of International Tourist Entertainment Corporation, a U.S. Virgin Islands corporation, into ITEC Attractions, Inc., a Nevada corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION


By  /s/  Paul E. Rasmussen                           Date:  March 25, 2000
   ----------------------------
         Paul E. Rasmussen,
         President and
         Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Paul M. Bluto                           Chairman of the Board of Directors        3/25/00
----------------------------
Paul M. Bluto                               Chief Executive Officer and
                                            Chief Financial Officer


/s/ Paul E. Rasmussen                       President and                             3/25/00
----------------------------
Paul E. Rasmussen                           Chief Operating Officer


/s/ Kelvyn H. Cullimore                     Director                                  3/25/00
----------------------------
Kelvyn H. Cullimore


/s/ Kelvyn H. Cullimore, Jr.                Director                                  3/25/00
----------------------------
Kelvyn H. Cullimore, Jr.


----------------------------                Director                                  3/25/00
Francis E. McLaughlin


/s/Lourette Ann Bluto                       Director                                  3/25/00
----------------------------
Lourette Ann Bluto


----------------------------                Director                                  3/25/00
Thomas J. Carlson

----------------------------                Director                                  3/25/00
Kumar V. Patel
