Form 10QSB
period 2000-03-31
ITEC ATTRACTIONS INC
filed 2000-05-18
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ]  Transition  Report  Pursuant  under  Section 13 or 15(d) of the  Securities
Exchange  Act  of  1934  for  the  transition   period  from   ____________   to
____________.

Commission file number 0-21070

                             ITEC ATTRACTIONS, INC.
            (Exact name of small business issuer as specified in its charter.)

         Nevada                                        66-0426648
         ------                                        ----------
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

The number of shared outstanding of the issuer's common stock, $.001 par value as of March 31, 2000 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one): Yes   No X

                             ITEC ATTRACTIONS, INC.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements



                                                                    Page Number
                                                                    -----------

Condensed Balance Sheet
March 31, 2000      .........................................................1


Condensed Statements of Operations
  Three Months Ended March 31, 2000
  And March 31, 1999 ........................................................2


Condensed Statements of Cash Flows
  Three Months Ended March 31, 2000
  And March 31, 1999 ........................................................3


Notes to Condensed Financial Statements  ....................................4


Item 2.  Management's Discussion and Analysis
  Or Plan of Operation  .....................................................5


PART II.  OTHER INFORMATION  ................................................8

                              ITEC ATTRACTIONS, INC
                             Condensed Balance Sheet
                                   (Unaudited)


                                                                               March 31,                March 31,
                      ASSETS                                                    2000                    1999
                      ------                                                  ---------                ---------

          Current assets:
             Cash and cash equivalents                                       $        23,483                  146,472
             Receivables                                                              45,556                   19,183
             Inventories                                                             145,994                  112,125
             Prepaid expenses                                                         77,279                   46,941
             Prepaid leases-current                                                  166,915                  166,915
                                                                             ---------------         ----------------

                      Total current assets                                           459,227                  491,636


          Property and equipment, net                                              5,775,271                5,845,618
          Prepaid leases-non current                                                 923,459                1,090,374
          Deposits                                                                    11,187                   13,088
                                                                             ---------------         ----------------


                      TOTAL ASSETS                                           $     7,169,144                7,440,716
                                                                             ===============         ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

          Current liabilities:
             Accounts payable                                                $       260,398                  263,305
             Accrued expenses                                                        272,825                  308,062
             Current portion of long-term debt                                       179,333                  136,826
                                                                             ---------------         ----------------

                      Total current liabilities                                      712,556                  708,193

          Accrued lease expense                                                      380,348                  324,000
          Long-term debt                                                           3,255,328                3,470,984
          Security deposits                                                           17,700                   20,500
                                                                             ---------------         ----------------

                      Total liabilities                                            4,365,932                4,523,677
                                                                             ---------------         ----------------

          Stockholders' equity
             Common stock, $.001 par value.  Authorized 40,000,000
                shares, issued and outstanding 7,937,638 shares as of
                March 31, 2000                                                         7,938                    7,938
             Additional paid-in capital                                           10,781,076               10,781,076
             Accumulated deficit                                                  (7,985,802)              (7,871,975)
                                                                             ---------------         ----------------

                      Net stockholders' equity                                     2,803,212                2,917,039
                                                                             ---------------         ----------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     7,169,144                7,440,716
                                                                             ===============         ================


            See accompanying notes to condensed financial statements.

                             ITEC ATTRACTIONS, INC.
                       Condensed Statements of Operations
                                   (Unaudited)




                                                                             Three Months Ended
                                                                                 March 31,
                                                                          2000                1999
                                                                    ---------------    -----------------


         Revenue:
             Theater and concession                                 $       328,612    $        248,635
             Restaurant and deli                                            201,498             188,482
             Gift shop                                                       46,866              43,838
             Mall operation                                                 100,412              97,111
                                                                    ---------------    -----------------

                                                                            677,388             578,066
                                                                    ---------------    -----------------

         Direct Expense:
             Theater and concession                                         236,410             193,212
             Restaurant and deli                                            262,263             232,473
             Gift shop                                                       44,699              36,284
             Mall operations                                                 79,080              78,861
                                                                    ---------------    -----------------

                                                                            622,452             540,830
                                                                    ---------------    -----------------

         Gross Profit                                                        54,936              37,236
                                                                    ---------------    -----------------

             General and administrative                                     204,650             200,562
             Advertising and marketing                                      173,556             188,592
             Depreciation and amortization                                  115,556             111,355
                                                                    ---------------    -----------------

                                                                            493,762             500,509
                                                                    ---------------    -----------------

        Operating Loss                                                     (438,826)           (463,273)

        Other (income) expense:
             Interest income                                                 (3,489)             (3,473)
             Interest expense                                                74,762              82,101
                                                                    ---------------    -----------------
                Other income (expense), net                                  71,273              78,628
                                                                    ---------------    -----------------

        Income before provision for income taxes                           (510,099)           (541,901)

        Income tax expense                                                        -                   -
                                                                    ---------------    -----------------

                Net Loss                                            $      (510,099)           (541,901)
                                                                    ===============    =================

        Net Loss per common share                                   $          (.06)   $           (.07)
                                                                    ===============    =================

        Weighted average common
           shares outstanding                                             7,937,638           7,937,638




            See accompanying notes to condensed financial statements.

                            ITEC ATTRACTIONS, INC.
                      Condensed Statements of Cash Flows
                                 (Unaudited)



                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                          2000                1999
                                                                                   ----------------    -----------------

      Cash flows from operating activities:
         Net loss                                                                  $       (510,099)   $        (541,901)
         Adjustments to reconcile net loss to net cash
           used in operating activities:
             Depreciation and amortization                                                  115,556              111,355
             Changes in operating assets and liabilities:
               Decrease (increase) in receivables                                            35,132               (4,192)
               Decrease (increase) in inventories                                           (50,241)             (33,317)
               Decrease (increase) in deposits & prepaid expenses                            12,928              (36,039)
               Decrease (increase) in prepaid leases                                         41,729               41,729
              Increase (decrease) in accounts payable and other accrued expenses            (32,203)              40,635
                                                                                   ----------------    -----------------

                               Net cash used in operating activities                       (387,198)            (421,730)
                                                                                   ----------------    -----------------

      Cash flows used in investing activities:
         Capital expenditures                                                              (199,406)             (61,865)
                                                                                   ----------------    -----------------

                               Net cash used in investing activities                       (199,406)             (61,865)
                                                                                   ----------------    -----------------

      Cash flows from financing activities:
         Increase in capital lease obligations                                               14,087               14,087
         Principal payments on long-term debt                                               (48,706)             (38,780)
                                                                                   ----------------    -----------------

                              Net cash used in financing activities                         (34,619)             (24,693)
                                                                                   ----------------    -----------------

      Decrease in cash and cash equivalents                                                (621,223)            (508,288)

      Cash and cash equivalents at beginning of period                                      644,706              654,760
                                                                                   ----------------    -----------------

      Cash and cash equivalents at end of period                                   $         23,483    $         146,472
                                                                                   ================    =================

      Supplemental cash flow information:

        Cash paid during the period for interest                                   $         74,762    $          82,101




            See accompanying notes to condensed financial statements.

                             ITEC ATTRACTIONS, INC.

                     Notes to Condensed Financial Statements
                                 March 31, 2000
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION


         ITEC  Attractions,   Inc.  (formerly  known  as  International  Tourist
Entertainment Corporation) (the "Company") commenced operations in October, 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report of form 10-KSB for the year ended December 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of ITEC Attractions, Inc. This discussion and analysis should be read in conjunction with the financial statements related notes and Management's Discussion and Analysis or Plan of Operation included in the Company's Report on Form 10-KSB for the year ended December 31, 1999.

ITEC Attractions, Inc. began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October 1993. This facility is known as the IMAX Entertainment Complex. The Complex contains a 532 seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. In addition, the facility includes an enclosed shopping mall with approximately 22,000 square feet of retail space. McFarlain's, a family restaurant in the mall, has been owned and operated by the Company since May 1, 1995. During the quarter ended March 31, 1997, the Company acquired assets to begin the operation of McFarlain's Back Porch, an express deli and bakery which is also located in the mall. The Back Porch is currently being converted to The IMAX Food Court. The IMAX Food Court will include franchises for Quiznos Subs, Baskin Robbins Ice Cream, and Breadeaux Pizza. The Company expects the IMAX Food Court to open about May 15, 2000. In 1994, the Company began selling gift items related to the films which were being exhibited in the theater or which are representative of the lifestyle of the Ozarks. This operation has evolved into the Legacy & Legends Gift Shop, which has been one of the Company's most profitable and fastest growing departments. Fourteen other shops and kiosks are currently leased to third parties. In December 1997, the Company installed a new 35mm projection system, in addition to its IMAX giant screen projection system, and began showing feature 35mm films each evening in addition to the IMAX giant screen film presentations.

In March 1998, the Company completed the construction of a 210 seat theater for live performances in the complex. Mike Radford's Remember When Show and Jimmie Rodgers Remembers perform daily in this theater.

During the quarter ending September 30, 1998, the Company completed an addition to the McFarlain's restaurant that increased seating by 133 people. This is the second major expansion of the restaurant during the last two and a half years and brings the total seating to over 655 people.

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 2000 increased 17.1 percent to $677,388 as compared to $578,066 for the same quarter of the previous year. For the three months, the Company reported revenue increases in all areas of operations.

Direct operating expenses were $622,452 for the reporting quarter ended March 31, 2000 representing 91.8 percent of sales, as compared to expenses of $540,830 or 93.6 percent of sales, for the comparable period of the previous year. The reduction in direct operating expense as a percentage of revenue for the three-month period, is a result of an expense reduction program that was implemented in early 1999.

General and administrative expenses were $204,650 and advertising and marketing were $173,556 for the quarter ended March 31, 2000 as compared to $200,562 and $188,592 respectively for the same period in 1999.

Interest expense was $74,762 and $82,101 for the quarters ended March 31, 2000 and 1999 respectively.

The net loss was $510,099 for the reporting period compared to $541,901 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000 current assets totaled $459,227, while current liabilities totaled $712,556. The Company's current ratio at March 31, 2000 was .64 to 1.00.

The Company maintains a $400,000 line of credit facility with a commercial bank. No borrowings were made under the line of credit during the reporting quarter. This credit facility is secured by a second deed of trust on the theater complex.

Going forward, the Company expects to be able to finance its operations and immediate capital requirements from currently available capital, cash flow from operations, and available sources of borrowings including the line of credit.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, in other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected. Please refer to the "Management's Discussion and Analysis or Plan of Operation" that is found in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999, for more details.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligations, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  A.  Exhibits:
                  4.1 Specimen Certificate for the common stock of the Registrant (incorporated by reference to the Registrant's
                  Registration   Statement   on  Form  S-1,   Registration   No.
                  33-48630).

                  10.3 Ground Lease Agreement dated July 27, 1993 between Treasure Lake R.V. Resort Camping Club, Inc. and the Company (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132).

                  10.4 Loan Agreement dated July 30, 1993 secured by Deed of Trust for loan from the Bank of America (successor to Boatman's Bank), the Company (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132).

                  10.5 Deed of Trust dated July 30, 1993 for benefit of Bank of America, Branson, Missouri (successor to Boatman's Bank), (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-64132).

                  10.10 Distribution Agreement dated July 14, 1995 between IMAX Corporation and the Company (incorporated by reference to Form 10-KSB for the year ended June 30, 1996).

                  10.12 Third Modification Agreement dated March 1, 1997 between the Bank of America (successor to Boatman's Bank) and the Company (incorporated by reference to Form 10-KSB for the year ended June 30, 1996).

                  10.13 System Lease Agreement as amended dated August 1, 1993 between IMAX Corporation and the Company (incorporated by reference to Form 10-KSB for the year ended June 30, 1996.

                  10.14 Ground Lease Agreement dated December 18, 1999 between Treasure Lake RV Resort Camping Club, Inc. and the Company.

                  27.1 Financial Data Schedule for the 3 months ended March 31, 2000.

                  B. Reports on Form 8-K:
                     --------------------

                  No reports on Form 8-K were filed during the reporting quarter.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ITEC Attractions, Inc.



Date              5/10/00                       /s/ Paul M. Bluto
                  -------                       -----------------
                                                Paul M. Bluto
                                                Chairman and
                                                Principal Financial Officer
                                                Chief Executive Officer




Date              5/10/00                       /s/ Paul E. Rasmussen
                  -------                       ---------------------
                                                Paul E. Rasmussen
                                                President
                                                Chief Operating Officer