Form 10QSB
period 2000-06-30
ITEC ATTRACTIONS INC
filed 2000-08-15
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ] Transition Report Under to Section 13 or 15(d) of the Securities Exchange Act for the transition period from ____________ to ____________.

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

The number of shares outstanding of the issuer's common stock, $.001 par value, as of June 30, 2000 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one):  Yes       No  X

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                    Page Number
                                                                    -----------

Condensed Balance Sheet
  June 30, 2000  ......................................................  1


Condensed Statements of Operations
  Three and Six Months Ended June 30, 2000
  And June 30, 1999.....  .............................................  2


Condensed Statements of Cash Flows
  Six Months Ended June 30, 2000
  And June 30, 1999....................................................  3


Notes to Condensed Financial Statements  ..............................  4


Item 2.  Management's Discussion and Analysis
  Or Plan of Operation  ...............................................  5


PART II.  Other Information........... ................................  9

                             ITEC Attractions, Inc.

                             Condensed Balance Sheet
                                   (Unaudited)



                                                                                 June 30,                June 30,
                     ASSETS                                                        2000                    1999
                                                                                ---------                --------

Current assets:
     Cash                                                                            -                $    202,009
     Receivables                                                                  $ 53,761                  86,872
     Inventories                                                                   186,762                 143,698
     Prepaid expenses                                                               80,900                  74,573
     Prepaid leases-current                                                        166,915                 166,915
                                                                            --------------            ------------

          Total current assets                                                     488,338                 674,067


Property and equipment, net                                                      5,959,335               5,830,955
     Prepaid leases-non current                                                    881,731               1,048,646
     Deposits                                                                       13,787                  14,654
                                                                            --------------            ------------

          TOTAL ASSETS                                                      $    7,343,191            $  7,568,322
                                                                            ==============            ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank overdraft                                                         $       30,280                       -
     Accounts payable                                                              380,985            $    355,811
     Accrued expenses                                                              265,670                 293,516
     Current portion of long-term debt                                             179,333                 136,826
                                                                            --------------            ------------

          Total current liabilities                                                856,268                 786,153

     Accrued lease expense                                                         394,435                 338,087
     Long-term debt                                                              3,307,990               3,425,184
     Security deposits                                                              16,900                  20,441
                                                                            --------------            ------------

          Total liabilities                                                      4,575,593               4,569,865

     Stockholders' equity
          Common stock, $.001 par value.  Authorized 40,000,000
            shares, issued and outstanding 7,937,638 shares as of
            June 30, 2000                                                            7,938                   7,938
          Additional paid-in capital                                            10,781,076              10,781,076
          Accumulated deficit                                                   (8,021,416)             (7,790,557)
                                                                            --------------            ------------

         Net stockholders' equity                                                2,767,598               2,998,457
                                                                            --------------            ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    7,343,191            $  7,568,322
                                                                            ==============            ============



          See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)




                                                                Three Months Ended                        Six Months Ended
                                                                     June 30,                                 June 30,
                                                              -----------------------               ----------------------------
                                                             2000               1999                  2000              1999
                                                           ------               ----                  ----              ----


Revenue:
     Theater and concession                            $     760,408        $     723,948        $   1,089,020       $  972,663.00
     Restaurant and Food Court                               838,151              813,170            1,039,649           1,001,652
     Gift shop                                               161,044              144,168              207,910             188,005
     Mall operation                                          110,674              109,475              208,839             206,766
                                                       -------------        -------------        -------------       -------------

                                                           1,870,277            1,790,761            2,545,418           2,369,086
                                                       -------------        -------------        -------------       -------------

Direct Expense:
     Theater and concession                                  405,034              307,666              641,443             501,057
     Restaurant and Food Court                               693,564              620,411              953,577             848,385
     Gift shop                                               112,007              109,423              156,707             144,956
     Mall operations                                          89,538               97,933              168,617             176,795
                                                       -------------        -------------        -------------       -------------

                                                           1,300,143            1,135,433            1,920,344           1,671,193
                                                       -------------        -------------        -------------       -------------

 Gross Profit                                                570,134              655,328              625,074             697,893
                                                       -------------        -------------        -------------       -------------

     General and administrative                              198,216              170,776              402,866             376,587
     Advertising and marketing                               202,310              211,308              375,866             399,900
     Depreciation and amortization                           124,541              114,516              240,097             225,872
                                                       -------------        -------------        -------------       -------------

                                                             525,067              496,600            1,018,829           1,002,359
                                                       -------------        -------------        -------------       -------------

Operating Income                                              45,067              158,728             (393,755)           (304,466)

Other (income) expense:
     Interest income                                            (833)              (1,198)              (4,322)             (4,593)
     Interest expense                                         81,516               78,508              156,278             160,609
                                                       -------------        -------------        -------------       -------------

         Other income (expense), net                          80,683               77,310              151,956             156,016
                                                       -------------        -------------        -------------       -------------

Income before provision for income taxes                     (35,616)              81,418             (545,711)           (460,482)


          Net Income (Loss)                            $     (35,616)       $      81,418        $    (545,711)      $    (460,482)
                                                       =============        =============        =============       =============

Net income (loss) per common share-basic and diluted   $       (0.00)       $        0.01        $       (0.07)      $       (0.06)
                                                       =============        =============        =============       =============


Weighted average common
     shares outstanding-basic and diluted                  7,937,638            7,937,638            7,937,638           7,937,638



            See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                               Six Months Ended
                                                                                                  June 30,
                                                                                         2000                  1999
                                                                                   ---------------       ---------------

Cash flows from operating activities:
   Net loss                                                                       $       (545,711)     $       (460,482)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                                        240,097               225,872
      Changes in operating assets and liabilities:
        Decrease (increase) in receivables and notes receivable-tenants                     26,927               (71,882)
        Increase in inventories                                                            (91,009)              (64,890)
        Decrease (increase) in deposits and prepaid expenses                                 6,708               (37,336)
        Decrease in prepaid leases                                                          83,457                83,458
        Cash overdraft                                                                      30,280
        Increase in accounts payable and accrued expenses                                  149,960                90,694
        Decrease in deposits and deferred revenue                                          (41,359)                  (59)
                                                                                  ----------------      ----------------

                         Net cash provided by (used in) operating activities              (140,651)             (234,625)
                                                                                  ----------------      ----------------

Cash flows used in investing activities:
   Capital expenditures                                                                   (508,011)             (161,719)

Cash flows from financing activities:
   Capitalized lease obligations                                                                 -                26,956
   Increase to short-term debt                                                             100,000                     -
   Principal payments under capital lease obligations and long-term debt                   (96,044)              (83,363)
                                                                                  ----------------      ----------------

                        Net cash provided by financing activities                            3,956               (56,407)
                                                                                  ----------------      ----------------

Decrease in cash and cash equivalents                                                     (644,706)             (452,751)

Cash and cash equivalents at beginning of period                                           644,706               654,760
                                                                                  ----------------      ----------------


Cash and cash equivalents at end of period                                        $              -      $        202,009
                                                                                  ================      ================

Supplemental cash flow information:
  Cash paid during the period for interest                                        $        156,278      $        160,609


See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                     Notes to Condensed Financial Statements
                                  June 30, 2000
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION


ITEC Attractions, Inc. (formerly known as International Tourist Entertainment Corporation) (the "Company") commenced operations in October 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the respective full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report of form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of ITEC Attractions, Inc. This discussion and analysis should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis or Plan of operation included in the Company's Annual Report on Form 10KSB for the year ended December 31, 1999.

ITEC Attractions, Inc. began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October 1993. This facility is known as the IMAX Entertainment Complex. The Complex contains a 532 seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. In addition, the facility includes an enclosed shopping mall with approximately 22,000 square feet of retail space. McFarlain's, a family restaurant in the mall, has been owned and operated by the Company since May 1, 1995. During the quarter ended March 31, 1997, the Company acquired assets to begin the operation of McFarlain's Back Porch, an express deli and bakery which is also located in the mall. The Back Porch was recently converted to the IMAX Food Court. The IMAX Food Court includes franchises for Quiznos Sub Sandwiches, Baskin & Robbins Ice Cream and Breadeaux Pizza. In 1994, the Company began selling gift items related to the films which were being exhibited in the theater or which are representative of the lifestyle of the Ozarks. This operation has evolved into the Legacy & Legends Gift Shop, which has been one of the Company's most profitable and fastest growing departments. Seventeen other shops and kiosks are currently leased to third parties. In December 1997, the Company installed a new 35mm projection system, in addition to its IMAX giant screen projection system, and began showing feature 35mm films each evening in addition to the IMAX giant screen film presentations.

In March 1998, the Company completed the construction of a 210-seat theater for live performances in the Branson complex. Mike Radford's Remember When Show and Jimmie Rodgers Remembers perform daily in this theater.

During the quarter ending September 30, 1998, the Company completed an addition to the McFarlain's restaurant that increased seating by 133 people. This is the second major expansion of the restaurant during the last two and a half years and brings the total seating to over 655 people.

On July 24, 2000 the Company completed financial arrangements for a program of capital improvements to the Branson Complex. These improvements include the construction of a new theater center adjacent to the Branson Complex which will house three theaters with state-of-the-art sound systems and stadium style seating, designed to exhibit 35mm feature length films. Two of the theaters have a seating capacity of 175 each and the third theater has a seating capacity of
140. Construction on the theaters is expected to commence during the third quarter of 2000 and to be completed by the end of the year. The Company is also increasing the parking capacity of the Branson Complex by 165 spaces to accommodate the new theaters. Construction of the parking expansion commenced in January 2000. The Company is also remodeling the food court in the Branson
Complex to incorporate the new theater center. The cost of these capital improvements is approximately $1.8 million.

RESULTS OF OPERATIONS

Revenues for the quarter ended June 30, 2000 increased 4 percent to $1,870,277 as compared to $1,790,761 for the same quarter of the previous year. Revenues for the six-month period ended June 30, 2000 increased 7 percent to $2,545,418 compared to $2,369,086 in the prior year period. The Company reported revenue increases in every segment of its operation during the reporting period, with exception of the IMAX Food Court, which was under construction for most of the reporting period.

Direct operating expenses were $1,300,143 for the reporting quarter ended June 30, 2000 representing 70 percent of sales, as compared to expenses of $1,135,433 or 63 percent of sales, for the comparable period of the previous year. Direct operating expenses were $1,920,344 for the six months ended June 30, 2000, representing 75 percent of sales, as compared to expenses of $1,671,193 or 71 percent of sales, for the comparable period of the previous year.

General and administrative expenses were $198,216 and $170,776 for the quarters ended June 30, 2000 and 1999 respectively and were $402,866 and $376,587 for the six months ended June 30, 2000 and 1999, respectively.

Advertising and marketing expense was $202,310 for the quarter ended June 30, 2000 compared to $211,308 for the same period in 1999 and were $375,866 for six months ended June 30, 2000 compared to $399,900 for the same period in 1999.

Interest expense was $81,516 and $78,508 for the quarters ended June 30, 2000 and 1999 respectively and was $156,278 for the six months ended June 30, 2000 and $160,609 for same period ended 1999.

The net loss was $35,616 for the quarter ended June 30, 2000 compared to a net income of $81,418 for the same period of the previous year. The net loss was $545,511 for the six months ended June 30, 2000 compared to a net loss of $460,482 for the six months ended June 30, 1999.

The Company's results of operations for the current year have been adversely impacted by several factors. During the current year, the Company converted its Back Porch operation to a food court configuration. As a result, this space was under construction and not operational for several months with a resulting decrease in revenues for the period of approximately $40,000. Costs of employee benefits have also increased significantly with the implementation of a 401(k) plan for employees and an increase in health insurance premiums of approximately 25%, for a combined increase of approximately $60,000 to $65,000. The Company has also entered into new entertainment contracts with Mike Radford and Jimmie
Rodgers, which increase their royalty share of revenues generated by ticket sales to their performances.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000 current assets totaled $488,338, while current liabilities totaled $856,268. The Company's current ratio at June 30, 2000 was .57 to 1.00.

During the quarter ended June 30, 2000, the company borrowed $100,000 from Ms. Ann Bluto, a director of the Company. The loan bears interest at prime plus 1% and is due September 30, 2000. Proceeds of the loan were used to provide working capital for the Company.

On July 24, 2000, the Company refinanced its existing line of credit and existing long term debt with a new line of credit in the amount of $200,000 and a new term loan in the amount of $4,676,203. The proceeds of the term loan are to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto and the construction of the food court. No borrowings were made under the line of credit during the reporting quarter. The line of credit and the term loan are secured by deeds of trust on the company's theater complex and ground leases.

Going forward, the Company expects to be able to finance its operations and immediate capital requirements from currently available capital, cash flow from operations, and available sources of borrowings including the line of credit and the restructured term loan.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, in other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected. Please refer to the "Management's Discussion and Analysis or Plan of Operation" that is found in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999 for more details.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligations, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                            PART II OTHER INFORMATION


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

Item 5.           Other Information
                  -----------------

                  On July 24, the Company refinanced its existing debt with Bank of America, N.A., providing the Company with a $200,000 Revolving Note due June 15, 2001, advances on which bear interest at the prime rate plus 1%, and a Term Note and Credit Agreement in the principal amount of up to $4,676,203. The Term Note is amortized with monthly payments and matures on June 30, 2013. The interest rate on the Term Note is prime rate plus or minus .25% determined by certain financial ratios of the Company. However, the Company has entered into an interest rate transaction with Bank of America, N.A. to fix the interest rate at 10.4% during the first six years of the Term Note. Proceeds of the Term Note will be used to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto and the remodeling of the restaurant area adjacent to the theaters.

                  The Revolving Note and the Term Note are secured by a Future Advance and Future Obligation Leasehold Deed of Trust, a Leasehold Deed of Trust, Assignment of Rents and leases and a Security Agreement.

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

                  10.14 Ground Lease Agreement dated December 18, 1999 between Treasure Lake RV Resort Camping Club, Inc. and the Company.

                  10.15 Second Amended and Restated Revolving Note dated July 24, 2000 between Bank of America, N.A. and the Company.

                  10.16 Amended and Restated Term Note and Credit Agreement dated July 24, 2000 between Bank of America, N.A. and the Company.

                  10.17 Amendment No. 4 to Future Advance and Future Obligation Leasehold Deed of Trust by and between the Company and Bank of America, N.A. dated July 24, 2000.

                  10.18 Amendment No. 2 to Leasehold Deed of Trust, Assignment of Rents and Leases and Security Agreement by and between the Company and Bank of America, N.A. dated July 24, 2000.

                  10.19 Amendment to Security Agreement dated July 24, 2000 between Bank of America, N.A. and the Company.

                  27.1 Financial Data Schedule for the 6 months ended June 30, 2000


                  B.      Reports on Form 8-K:

                          No reports on Form 8-K were filed during the reporting quarter.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date              8/13/00                         /s/ Paul M. Bluto
----              -------                         ------------------
                                                  Paul M. Bluto
                                                  Chairman and
                                                  Principal Financial Officer
                                                  Chief Executive Officer




Date              8/13/00                         /s/ Paul E. Rasmussen
----              -------                         ---------------------
                                                  Paul E. Rasmussen
                                                  President
                                                  Chief Operating Officer