Form 10QSB
period 2000-09-30
ITEC ATTRACTIONS INC
filed 2000-11-14
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act for the transition period from ____________ to ------------.

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

                                    Yes X     No____

The number of shares outstanding of the issuer's common stock, $.001 par value, as of September 30, 2000 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one):  Yes          No  X

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                                        Page Number
                                                                                        -----------

Condensed Balance Sheet
  September 30, 2000  .....................................................................    1


Condensed Statements of Operations
  Three and Nine Months Ended September 30, 2000
  And September 30, 1999.....  ............................................................    2


Condensed Statements of Cash Flows
  Nine Months Ended September 30, 2000
  And September 30, 1999...................................................................    3


Notes to Condensed Financial Statements  ..................................................    4


Item 2.  Management's Discussion and Analysis
  Or Plan of Operation  ...................................................................    5


PART II.  Other Information........... ....................................................    9


                             ITEC Attractions, Inc.

                             Condensed Balance Sheet
                                   (Unaudited)



                                                                                    Sept 30,                      Sept. 30,
                                                                                     2000                          1999
                                                                                    ---------                     --------
                      ASSETS
                      ------

          Current assets:
             Cash                                                                 $     180,801                $     419,166
             Receivables                                                                 90,002                      107,482
             Inventories                                                                225,511                      165,444
             Prepaid expenses                                                            75,974                      109,153
             Prepaid leases-current                                                     166,915                      166,915
                                                                                  -------------                -------------


                      Total current assets                                              739,203                      968,160


          Property and equipment, net                                                 5,980,056                    5,740,812
          Prepaid leases-non current                                                    840,002                    1,006,917
          Deposits                                                                       13,787                       14,654
                                                                                  -------------                -------------


                      TOTAL ASSETS                                                $   7,573,048                $   7,730,543
                                                                                  =============                =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

          Current liabilities:
             Accounts payable                                                     $     309,329                $     263,460
             Accrued expenses                                                           365,856                      413,543
             Current portion of long-term debt                                          179,333                      136,826
                                                                                  -------------                -------------

                      Total current liabilities                                         854,518                      813,829

          Accrued lease expense                                                         408,522                      352,174
          Long-term debt                                                              3,494,739                    3,378,998
          Security deposits                                                              16,900                       20,441
                                                                                  -------------                -------------

                      Total liabilities                                               4,774,679                    4,565,442

          Stockholders' equity
             Common stock, $.001 par value.  Authorized 40,000,000
                shares, issued and outstanding 7,937,638 shares as of
                September 30, 2000                                                        7,938                        7,938
             Additional paid-in capital                                              10,781,076                   10,781,076
             Accumulated deficit                                                     (7,990,645)                  (7,623,913)
                                                                                  -------------                -------------

                      Net stockholders' equity                                        2,798,369                    3,165,101
                                                                                  -------------                -------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   7,573,048                $   7,730,543
                                                                                  =============                =============

          See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)




                                                              Three Months Ended                       Nine Months Ended
                                                                September 30,                            September 30,
                                                            2000              1999                  2000                1999
                                                        -------------     --------------        --------------     ---------------

Revenue:
      Theater and concession                            $    738,959       $    776,731         $   1,827,979         $ 1,749,394
      Restaurant and Food Court                            1,015,125            866,363             2,054,774           1,868,015
      Gift shop                                              175,813            168,862               383,723             356,867
      Mall operation                                         138,664            136,477               347,502             335,190
                                                        ------------       ------------         -------------         -----------
                                                           2,068,561          1,948,433             4,613,978           4,309,466
                                                        ------------       ------------         -------------         -----------

Direct Expense:
      Theater and concession                                 370,197            299,501             1,011,642             800,019
      Restaurant and Food Court                              848,819            702,097             1,802,394           1,551,608
      Gift shop                                              124,986            119,104               281,693             265,561
      Mall operations                                        101,460            112,220               270,077             289,373
                                                        ------------       ------------         -------------         -----------
                                                           1,445,462          1,232,922             3,365,807           2,906,561
                                                        ------------       ------------         -------------         -----------

                                                        ------------       ------------         -------------         -----------
Gross Profit                                                 623,099            715,511             1,248,171           1,402,905
                                                        ------------       ------------         -------------         -----------

      General and administrative                             184,243            188,537               587,108             554,684
      Advertising and marketing                              203,453            170,742               579,319             570,581
      Depreciation and amortization                          133,207            116,743               373,303             342,615
                                                        ------------       ------------         -------------         -----------
                                                             520,903            476,022             1,539,730           1,467,880
                                                        ------------       ------------         -------------         -----------

Operating Income (loss)                                      102,196            239,489              (291,559)            (64,975)

Other (income) expense:
      Interest income                                         (1,439)            (4,467)               (5,761)             (9,061)
      Interest expense                                        72,867             77,313               229,144             237,922
                                                        ------------       ------------         -------------         -----------
         Other expense, net                                   71,428             72,846               223,383             228,861
                                                        ------------       ------------         -------------         -----------

Income (loss) before provision for income taxes               30,768            166,643              (514,942)           (293,836)

Income Taxes                                                       -                  -                     -                   -
                                                        ------------       ------------         -------------         -----------
         Net Income (Loss)                              $     30,768       $    166,643         $    (514,942)        $  (293,836)
                                                        ============       ============         =============         ===========

Net income (loss) per common share-basic and diluted    $       0.00       $       0.02         $       (0.06)            $ (0.04)
                                                        ============       ============         =============         ===========


Weighted average common
   shares outstanding-basic and diluted                    7,938,000          7,938,000             7,938,000           7,938,000


           See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                         2000                  1999
                                                                                    ---------------       ---------------



Cash flows from operating activities:
   Net loss                                                                       $       (514,942)     $       (293,836)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
      Depreciation and amortization                                                        373,303               342,615
      Changes in operating assets and liabilities:
        Increase in receivables and notes receivable-tenants                                (9,314)              (92,492)
        Increase in inventories                                                           (129,758)              (86,636)
        Decrease (increase) in deposits and prepaid expenses                                11,633               (99,876)
        Decrease in prepaid leases                                                         125,186               125,186
        Increase in accounts payable and accrued expenses                                  150,316               146,271
        Decrease in deposits and deferred revenue                                          (41,357)                    -
                                                                                  ----------------      ----------------
                         Net cash provided by (used in) operating activities               (34,933)               41,232
                                                                                  ----------------      ----------------

Cash flows used in investing activities:
   Capital expenditures                                                                   (661,938)             (188,321)
                                                                                  ----------------      ----------------

Cash flows from financing activities:
   Capitalized lease obligations                                                            49,331                27,058
   Increase to debt                                                                        195,953                     -
   Principal payments under capital lease obligations and long-term debt                   (12,318)             (115,563)
                                                                                  ----------------      ----------------
                         Net cash provided by (used in) financing activities               232,966               (88,505)
                                                                                  ----------------      ----------------

Decrease in cash and cash equivalents                                                     (463,905)             (235,594)

Cash and cash equivalents at beginning of period                                           644,706               654,760
                                                                                  ----------------      ----------------

Cash and cash equivalents at end of period                                        $        180,801      $        419,166
                                                                                  ================      ================

Supplemental cash flow information:
  Cash paid during the period for interest                                        $        229,144      $        237,922


           See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                     Notes to Condensed Financial Statements
                               September 30, 2000
                                   (Unaudited)



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

On July 24, 2000 the Company completed financial arrangements for a program of capital improvements to the Branson Complex. These improvements include the construction of a new theater center adjacent to the Branson Complex which will house three theaters with state-of-the-art sound systems and stadium style seating, designed to exhibit 35mm feature length films. Two of the theaters have a seating capacity of 175 each and the third theater has a seating capacity of
140. Construction on the theaters is expected to commence during the fourth quarter of 2000 and to be completed during the second quarter of 2001. The Company is also increasing the parking capacity of the Branson Complex by 165 spaces to accommodate the new theaters. Construction of the parking expansion commenced in January 2000. The Company also remodeled the food court in the Branson Complex to incorporate with the new theater center. The cost of these capital improvements is approximately $1.8 million.

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2000 increased 6 percent to $2,068,561 as compared to $1,948,433 for the same quarter of the previous year. Revenues for the nine-month period ended September 30, 2000 increased 7 percent to $4,613,978 compared to $4,309,466 in the prior year period. The Company reported revenue increases in every segment of its operation during the nine months ended September 30, 2000.

Direct operating expenses were $1,445,462 for the reporting quarter ended September 30, 2000 representing 70 percent of sales, as compared to expenses of $1,232,922 or 63 percent of sales, for the comparable period of the previous year. Direct operating expenses were $3,365,807 for the nine months ended September 30, 2000, representing 73 percent of sales, as compared to expenses of $2,906,561 or 67 percent of sales, for the comparable period of the previous year.

General and administrative expenses were $184,243 and $188,537 for the quarters ended September 30, 2000 and 1999 respectively and were $587,108 and $554,684 for the nine months ended September 30, 2000 and 1999, respectively.

Advertising and marketing expense was $203,453 for the quarter ended September 30, 2000 compared to $170,742 for the same period in 1999 and were $579,319 for nine months ended September 30, 2000 compared to $570,581 for the same period in 1999.

Interest expense was $72,867 and $77,313 for the quarters ended September 30, 2000 and 1999 respectively and was $229,144 for the nine months ended September 30, 2000 and $237,922 for same period ended 1999.

The net income was $30,768 for the quarter ended September 30, 2000 compared to a net income of $166,643 for the same period of the previous year. The net loss was $514,942 for the nine months ended September 30, 2000 compared to a net loss of $293,836 for the nine months ended June 30, 1999.

The Company's results of operations for the current year have been adversely impacted by several factors. During the current year, the Company converted its Back Porch operation to a food court configuration. As a result, this space was under construction and not operational for several months with a resulting decrease in theater and concession revenues for the period of approximately $40,000. Costs of employee benefits have also increased significantly with the implementation of a 401(k) plan for employees and an increase in health insurance premiums of approximately 25%, for a combined increase of approximately $60,000. The Company has also entered into new entertainment contracts with Mike Radford and Jimmie Rodgers, which increase their royalty share of revenues generated by ticket sales to their performances.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000 current assets totaled $739,203, while current liabilities totaled $854,519. The Company's current ratio at September 30, 2000 was .87 to 1.00.

During the nine months ended September 30, 2000, the company borrowed $100,000 from Ms. Ann Bluto, a director of the Company. The loan bears interest at prime plus 1% and is due February 28, 2001. Proceeds of the loan were used to provide working capital for the Company.

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

                            PART II OTHER INFORMATION


Item 1.           Legal Proceedings
                  -----------------

                  There are no material legal proceedings pending to which the Company is a party of or which any of its property is the subject.

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

Item 5.           Other Information
                  -----------------

                  On July 24, 2000 the Company refinanced its existing debt with Bank of America, N.A., providing the Company with a $200,000 Revolving Note due June 15, 2001, advances on which bear interest at the prime rate plus 1%, and a Term Note and Credit Agreement in the principal amount of up to $4,676,203. The Term Note is amortized with monthly payments and matures on June 30, 2013. The interest rate on the Term Note is prime rate plus or minus .25% determined by certain financial ratios of the Company. However, the Company has entered into an interest rate transaction with Bank of America, N.A. to fix the interest rate at 10.4% during the first six years of the Term Note. Proceeds of the Term Note will be used to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto and the remodeling of the restaurant area adjacent to the theaters.

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

                  10.14 Ground Lease Agreement dated December 18, 1999 between Treasure Lake RV Resort Camping Club, Inc. and the Company. (incorporated by reference to Form 10-KSB for the year ended December 30, 1999).

                  10.15 Second Amended and Restated Revolving Note dated July 24, 2000 between Bank of America, N.A. and the Company. (incorporated by reference to Form 10-QSB for the quarter ended June 30, 2000).

                  10.16 Amended and Restated Term Note and Credit Agreement dated July 24, 2000 between Bank of America, N.A. and the Company. (incorporated by reference to Form 10-QSB for the quarter ended June 30, 2000).

                  10.17 Amendment No. 4 to Future Advance and Future Obligation Leasehold Deed of Trust by and between the Company and Bank of America, N.A. dated July 24, 2000. (incorporated by reference to Form 10-QSB for the quarter ended June 30, 2000).

                  10.18 Amendment No. 2 to Leasehold Deed of Trust, Assignment of Rents and Leases and Security Agreement by and between the Company and Bank of America, N.A. dated July 24, 2000. (incorporated by reference to Form 10-QSB for the quarter ended June 30, 2000).

                  10.19 Amendment to Security Agreement dated July 24, 2000 between Bank of America, N.A. and the Company. (incorporated by reference to Form 10-QSB for the quarter ended June 30, 2000).

                  27.1   Financial   Data   Schedule  for  the  9  months  ended
                         September 30, 2000


                  B.     Reports on Form 8-K:

                 No reports on Form 8-K were filed during the reporting quarter.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date              11/13/00                    /s/ Paul M. Bluto
                  --------                    ---------------------------
                                              Paul M. Bluto
                                              Chairman and
                                              Principal Financial Officer
                                              Chief Executive Officer




Date              11/13/00                    /s/ Paul E. Rasmussen
                  --------                    --------------------------
                                              Paul E. Rasmussen
                                              President
                                              Chief Operating Officer