Form 10KSB
period 2000-12-31
ITEC ATTRACTIONS INC
filed 2001-04-02
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.

                         Commission file number 0-21070

                             ITEC Attractions, Inc.

           Nevada                                         66-0426648
-------------------------------                 --------------------------------
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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No --------

---------


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The registrant's revenues for its fiscal year ended December 31, 2000 were $6,906,588.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $475,000 as of March 25, 2001, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock.

Check whether the issuer has filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No .

The number of shares outstanding of the registrant's class of common equity as of March 25, 2001:

         Class                                        Shares Outstanding
         -----                                        ------------------
Common Stock, $.001 par value                             7,937,638


Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                ---      -----

                                     PART I



Item 1.  Description of Business
         -----------------------

         International Tourist Entertainment Corporation was formed June 3, 1986. At a shareholders meeting held October 16, 1999, the shareholders of International Tourist Entertainment Corporation, a U.S. Virgin Islands corporation, approved the merger of International Tourist Entertainment Corporation with and into ITEC Attractions, Inc., a Nevada corporation which was incorporated September 3, 1999. The sole purpose of the merger was to change the domicile from the U.S. Virgin Islands to Nevada. Hereafter, International Tourist Entertainment Corporation, the predecessor, and ITEC Attractions, Inc., the successor, together and separately, are referred to as the Company.


         The Company owns and operates a major, giant screen entertainment facility in Branson, Missouri, known as the IMAX(R) Entertainment Complex. The Branson facility was constructed by the Company and commenced operations on October 8, 1993. The IMAX(R) Entertainment Complex consists of the Ozarks Discovery IMAX(R) Theater, a giant screen motion picture theater, the Remember When Theater which features live performances, McFarlain's, a full service restaurant, the IMAX Food Court which operates franchises for Quizno's Subs, Breadeaux Pizza, and Baskin Robbins, retail shops, various food concessions and related amenities.


         The Company  produced and owns an IMAX(R) theme film entitled  "Ozarks:
Legacy and Legend." The theme film premiered on April 28, 1995 and is exhibited only at the Ozarks Discovery IMAX(R) Theater. The Company also rents giant screen films and 35mm feature films from third parties for exhibition at its Branson facility.


         Revenues from the Branson facility are generated from five general sources: (1) ticket sales for admission to the IMAX(R) Theater; (2) operation of restaurant facilities and food court facilities; (3) retail shops operated by the Company; (4) ticket sales for admission to the Remember When Theater; and
(5) lease of retail space.


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

- The IMAX Food Court which operates franchises for Quizno's Sub Sandwiches, Breadeaux Pizza, and Baskin Robbins Ice Cream.

-        The  Remember  When  Theater,  a 200  seat  live  performance  theater.
         Currently, the theater stars Mike Radford and Jimmie Rodgers. Mike Radford presents a comedy and patriotic show called the Remember When Show, which honors our heritage and pays tribute to our country. Jimmie Rodgers, a popular singer during the '60's, presents a show called Jimmie Rodgers Remembers. In his show, Jimmie shares his life and his music.

- Legacy & Legends Gift Shop offers products which tie to the IMAX(R) films being presented in the theater, reflect the lifestyle of the Ozarks and a large line of other gift shop items.

- Fabulous Fakes Gift Shop offers a unique blend of fine and fashion custom jewelry items with selections for both the young and young at heart.

         The Complex also houses some 15 other tourist related retail shops and kiosks, consisting of approximately 10,000 square feet, which are leased to and operated by third parties.



Ozarks Discovery IMAX(R) Theater 35mm Feature Film Complex
----------------------------------------------------------

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

         The Company's exclusive film, "Ozarks: Legacy & Legend," which is exhibited three to five times per day, was produced by the Company in the IMAX(R) format. The Company typically exhibits two to four other IMAX(R) films in its regular daily schedule, in addition to the "Ozarks: Legacy & Legend" film.

         In December of 1997, the Company installed a 35mm projection system with special lenses that allow the image of regular feature films to be projected in such a way as to fill approximately 60% of the six story tall screen. The projection system is tied into the powerful IMAX(R) sound system. This combination of the largest possible visual image and perhaps the nations most sophisticated and effective theater sound system, make viewing a feature 35mm film a memorable experience.

         The reception of this unique 35mm projection system has been outstanding from both the local citizens and tourists. 35mm feature films are typically longer than IMAX(R) and as a result, concession sales have increased dramatically during the showing of 35mm movies.

         As a result of the experience the Company has had with exhibiting 35-mm movies in the IMAX Theater, the Company's board gave management approval to construct a three theater 35-mm complex adjacent to the IMAX Complex. The design and the plans of the complex have been completed. Two of the theaters will seat 175 people and one will seat 135 people. One of the 175 seat theaters would have a stage so it could also be used as a live theater.

         All three theaters will have stadium seating and state of the art sound and projection systems. The Company successfully obtained financing and construction on the theater complex will begin in March of 2001and is predicted to be completed by July 2001.

         The new theater complex requires approximately 165 new parking spaces. In late 1999, the Company had an opportunity to lease the land needed to build the new parking lot. The land involved required that a large amount of fill be brought in to prepare for the parking lot. The Company has completed the fill project and expects to complete the parking lot construction at the time the new theater complex is completed.


McFarlain's Family Restaurant
-----------------------------

         The Company acquired the restaurant operation in May 1995 and has increased the total seating to slightly over 600 to take advantage of the popularity of the restaurant.

         The key factors in the success of McFarlain's are quality food and extra special service. Unique specialties like fried green tomatoes and french fried sweet potatoes are provided to entice customers.

         McFarlain's can accommodate up to 15 motor coach groups per hour. While tour groups are important, they represent only 33% of the restaurant's business. In 2000, the restaurant served over 380,000 people.

The IMAX Food Court
-------------------

         The Company acquired The Back Porch Deli operation from an existing tenant in January 1997. In late 1999, because of continuing operating losses at The Back Porch Deli, the Company's board approved the conversion of The Back Porch to a food court called The IMAX Food Court. This conversion was completed in May of 2000. The Company owns and operates The IMAX Food Court and has acquired franchises for Quiznos Subs, Baskin Robbins and Breadeaux Pizza.


Remember When Theater
---------------------

         To better utilize space and broaden the entertainment offerings of the Complex, in 1998 the Company completed the construction of a 220 seat, intimate live performance theater in an area of the facility which had been an unused holding area for the IMAX(R) Theater.

         This theater was completed in March of 1998 and currently features Mike Radford's Remember When Show, the Jimmie Rodgers Remembers Show, and the Legends of Magic. The Remember When Show has a comedy and patriotic theme that is both nostalgic and fun and has a lot of audience participation. Tony Orlando, a popular singer, has stated, "The Mike Radford Remember When Show is the best tribute to Veterans in Branson." In the Jimmie Rodgers Remembers Show, which was added in early 1999, Jimmie shares his life and his many popular hit songs from the '60's and '70's. He also performs a number of new songs he has written. The Legends of Magic show is offered only during the summer. The show is a magic show that is oriented toward kids and is priced to attract families.


Company Owned Retail Operations
-------------------------------

         The Legacy & Legends Gift Shop is a full-fledged specialty gift shop. It generates the highest percentage profit of any of the Company's departments. Since inception, and especially after the relocation to a larger space in 1999, sales have continued to increase substantially. Based on the success of the Legacy & Legends Gift Shop the Board of Directors approved a resolution to expand the retail operations of the Company whenever the opportunity presents itself. In October of 2000 the company purchased Fabulous Fakes, a jewelry kiosk located in the complex. In November and December due to heavy motor coach customer traffic, Fabulous Fakes generated substantial revenue. In January of 2001 the Company purchased Shadow Box Gifts. Shadow Box is a gift shop located in the complex specializing in the sale of collectibles and other gift shop items.


Leased Space
------------

         Since the inception of the Complex in 1993, retail sales have been a very important factor in creating a total experience for visitors. In addition to the three shops operated by the Company, there are now 15 retail shops and kiosks in the Complex that are leased to third parties. The Complex boasts the most atmospheric, comfortable and unique indoor shopping experience in Branson and is able to demand some of the highest rents for retail space in Branson.

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

         The major attraction in Branson is Silver Dollar City, an amusement park with an 1890's theme, which attracts almost 2 million visitors each year. Several other attractions exist in Branson, including water parks, family amusements, and activities related to the lake in the region. The Company has entered into cross promotion arrangements with Silver Dollar City and with several of the major entertainers and timeshare developers in Branson. The IMAX(R) Entertainment Complex has become established as one of the major attractions in Branson and approximately 1,000,000 people visited the facility in 2000.


Employees
---------

         At December 31, 2000, the Company had approximately 90 full-time employees and all of them work at the IMAX(R) Entertainment Complex in Branson, Missouri.



Item 2.  Description of Property
         -----------------------

         The Company entered into a 50-year ground lease in July 1993 for the 5.5-acre site on which its Branson facility is located. The Company has prepaid the first 20 years of the lease with a payment of $1,025,000. Commencing in the 21st year of the lease, the annual lease payment will be $145,000 per year, adjusted to reflect inflationary increases. In conjunction with the anticipated construction of a new 35-mm theater complex and parking lot expansion, the Company leased an additional one-acre of land at an annual lease payment of $20,000 per year. The term of this lease is the same as the 5.5-acre lease. The Company expects to complete the construction of the parking lot expansion and the new theater complex by July of 2001.

         The Company completed the construction of its Branson facility in 1993 on the 5.5-acre site leased by the Company. The Company owns the Branson facility, subject to a mortgage in the principal amount of approximately $3,558,912 in favor of the Bank of America.

         The Company owns a condominium in Branson, Missouri which it acquired in 1994 for $148,000 and which is subject to a mortgage at December 31, 2000 in the approximate principal amount of $99,127 in favor of Great Southern Bank with monthly payments of $962. The condominium is used as a part-time residence by the Company's Chairman, Paul Bluto.

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

         No matter was submitted to a vote of security holders during the fourth quarter of 2000.

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

                                           High                  Low
                                          ------                ------

         1999
         1st Quarter                      0.37                   0.25
         2nd Quarter                      0.35                   0.18
         3rd Quarter                      0.50                   0.25
         4th  Quarter                     0.41                   0.18

         2000
         1st Quarter                      2.12                   0.25
         2nd Quarter                      0.34                   0.19
         3rd Quarter                      0.25                   0.16
         4th Quarter                      0.22                   0.16


         (b) Holders. The approximate number of record holders as of March 25, 2001 of the Company's common stock, $.001 par value, was 380. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including those beneficial owners, the Company estimates the total number of shareholders exceeds 1,200.

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


Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of ITEC Attractions, Inc. This discussion and analysis should be read in conjunction with the financial statements and related notes for the year ended December 31, 2000.

         ITEC Attractions, Inc. began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October 1993. This facility is known as the IMAX Entertainment Complex. The Complex contains a 532 seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. In addition, the facility includes an enclosed shopping mall with approximately 22,000 square feet of retail space. McFarlain's, a family restaurant in the mall, has been owned and operated by the Company since May 1, 1995. During the quarter that ended March 31, 1997, the Company acquired assets to begin the operation of McFarlain's Back Porch, an express deli and bakery which is also located in the mall. The Back Porch was recently converted to the IMAX Food Court. The IMAX Food Court includes franchises for Quizno's Sub Sandwiches, Baskin & Robbins Ice Cream, and Breadeaux Pizza. In 1994, the Company began selling gift items related to the films which were being exhibited in the theater or which are representative of the lifestyle of the Ozarks. This operation has evolved into the Legacy & Legends Gift Shop, which has been one of the Company's most profitable and fastest growing departments. Because of the success of the Legacy and Legends Gift shop in 2000 the Company made a decision to expand it's gift shop operations. In October of 2000 the Company acquired Fabulous Fakes, a kiosk located in the Complex that primarily sells custom jewelry. Eleven other shops and kiosks are currently leased to third parties. In December 1997, the Company installed a new 35mm projection system, in addition to its IMAX giant screen projection system, and began showing feature 35mm films each evening in addition to the IMAX giant screen film presentations.

         In March 1998, the Company completed the construction of a 210-seat theater for live performances in the Branson complex. Mike Radford's Remember When Show and Jimmie Rodgers Remembers perform daily in this theater. During the summer months a kids magic show called The Legends of Magic replaces the Remember When Show and Jimmie Rodgers Remembers show.

         During the quarter ending September 30, 1998, the Company completed an addition to McFarlain's restaurant that increased seating by 133 people. This is the second major expansion of the restaurant within a two and a half year period and brought the total seating capacity to over 655 people.

         On July 24, 2000 the Company completed financial arrangements for a program of capital improvements to the Branson Complex. These improvements include the construction of a new theater center adjacent to the Branson Complex which will house three theaters with state-of-the-art sound systems and stadium style seating, designed to exhibit 35mm feature length films. Two of the theaters will have a seating capacity of 175 each and the third theater will have a seating capacity of 135. Construction of the theaters is expected to commence during the first quarter of 2001 and be completed during the third quarter of 2001. The Company is also increasing the parking capacity of the Branson Complex by 165 spaces to accommodate the new theaters. Construction of the parking expansion commenced in January of 2000. The Company also converted the Back Porch Deli to the IMAX Food Court in the Branson Complex to incorporate with the new theater center. The cost of these capital improvements is approximately $1.8 million.

Results of Operations
---------------------

         Revenues for the year ended December 31, 2000 increased 6 percent to $6,906,588 as compared to $6,515,863 for the previous year. For the year ended December 31, 2000, the Company reported revenue increases in all areas of operations.

         Direct operating expenses were $4,960,623 for the year ended December 31, 2000 representing 72 percent of sales. This compares with direct operating expenses of $4,313,599 for the previous year, representing 66 percent of sales. Direct operating expenses increased by $647,024 over the previous year, some of the increase being attributable to increased sales and some of the increase representing additional expenses which resulted in the increase as a percent of sales. During the 2000 year, the Company renegotiated its performance contracts with Mike Radford and Jimmie Rodgers, resulting in an increase in royalty expenses over the previous years. Also during the 2000 year, the Company recognized a new expense for contributions to a recently adopted 401(k) plan for its employees and experienced a substantial increase in group health insurance premium for employees. The Company's restaurant and deli costs have also increased due to rising food costs, opening promotions associated with the Food Court and one-time training costs for staffing the Food Court.

         General and administrative expenses were $775,789 for the year ended December 31, 2000 as compared to $779,610 for the previous year.

         Advertising and Marketing expense was $776,505 for the year ended December 31, 2000 compared to $807,189 for the prior year.

         Interest expense was $345,500 and $313,641 for the years ended December 31, 2000 and 1999 respectively. This increase in interest expense is related to increased borrowings for construction of the new parking lot and construction of the Food Court.

         The net loss was $414,178 for the year ending December 31, 2000 compared to $145,628 for the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000 current assets totaled $708,204, while current liabilities totaled $657,571. The Company's current ratio at December 31, 2000 was 1.08 to 1.

         As of December 31, 2000, the Company had borrowed $100,000 from Ms. Ann Bluto, a director of the Company. The loan bears interest at prime plus 1% and is due March 31, 2001. Proceeds from the loan were used to provide working capital for the Company. The Company has entered into an agreement to extend the due date of this note to June 30, 2001.

         On July 24, 2000, the Company refinanced its existing line of credit and existing long term debt with a new line of credit in the amount of $200,000 and a new term loan in the amount of $4,676,203. The proceeds of the term loan are to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto and the construction of the food court. As of December 31, 2000 the principle balance due on the new term loan was $3,558,912. No borrowings were made under the line of credit during the reporting period. The line of credit and the term loan are secured by deeds of trust on the Company's theater complex and ground leases.

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

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and   Control  Persons;
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

Directors and Executive Officers

         The directors and executive officers of the Company at March 25, 2001 are:


Name                             Age       Position in Company
----                             ---       -------------------

Paul M. Bluto                     72       Chairman of the Board of Directors,
                                           Chief Executive Officer and Chief
                                           Financial Officer
Lourette Ann Bluto                68       Director
Thomas J. Carlson                 48       Director
Kelvyn H. Cullimore               65       Director
Kelvyn H. Cullimore, Jr.          44       Director
Francis E. McLaughlin             59       Director
Kumar V. Patel                    55       Director
Paul Rasmussen                    59       President and Chief Operating Officer
Randy S. Brashers                 33       Vice President of Operations
Robert J. Cardon                  37       Secretary/Treasurer

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


         Kelvyn H. Cullimore served as President of the Company from its incorporation in 1986 until February 1999. He has been a director since 1986 and served as Chairman of the Board from 1986 to February 1997. Mr. Cullimore continues to serve as a Director of the Company. Mr. Cullimore received a B.S. in Marketing from Brigham Young University in 1957 and, following graduation, worked for a number of years as a partner in a family-owned home furnishings business in Oklahoma City, Oklahoma. Mr. Cullimore has participated in the organization and management of various enterprises, becoming the president or general partner in several business entities, including real estate, the motion picture industry and equipment partnerships and has served on the board of directors of Brighton Bank and a privately-owned wholesale travel agency. Since 1975, Mr. Cullimore has consulted for independent film production and distribution companies and has been involved in the raising of capital for the production of feature-length films. From 1979 to 1992, Mr. Cullimore served as chairman of the board and president of American Consolidated Industries ("ACI"), a corporate affiliate of Dynatronics Corporation, which in 1992 was merged with and into Dynatronics Corporation. ACI was a privately-owned holding company for various investments. From 1983 to 1992, Mr. Cullimore also served as president of Dynatronics Corporation and from 1983 to present, he has served as chairman of the board of Dynatronics Corporation, a publicly-held company whose securities are registered under the Securities Exchange Act of 1934, as amended.

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

         Based solely upon a review of reports furnished to the Company pursuant to Section 16(a) for its most recent fiscal year, the Company is not aware of any reports required by Section 16(a) to be filed by directors, officers or beneficial owners of more than 10% of the Company's stock that were not filed on a timely basis; except that a report on Form 5 of the sale of 20,000 shares by Kelvyn H. Cullimore Sr., a director of the company, was filed after the required filing date.


Item 10.  Executive Compensation
          ----------------------

Compensation of Executive Officers
----------------------------------

         The following table sets forth the compensation of the Company's chief executive officer during the years ended December 31, 2000 and 1999 and for the six months transition period ended December 31, 1998 and the fiscal year ended June 30, 1998. No executive officer or individual had a total annual salary and bonus exceeding $100,000 for any of these periods.


                           Summary Compensation Table

                                                                                           Long Term Compensation
                                              Annual Compensation                      Awards                   Payouts
                                ---------------------------------------------    --------------------    ----------------------
                                                                    Other         Restricted
Name and                                                           Annual           Stock                 LTIP       All Other
Principal                                                          Compen-        Award(s)     Options/  Payouts     Compen-
Position                      Year        Salary($)   Bonus($)    sation($)          ($)        SAR(#)       ($)     sation($)
---------                     ----        ---------   --------   -----------      ----------   --------   --------   ----------

Paul M. Bluto                 2000              -0-        -0-   $  64,896        $   -0-         -0-     $   -0-     $    -0-
(CEO)(1)                      1999              -0-        -0-   $  52,500        $   -0-         -0-     $   -0-     $    -0-
Kelvyn H. Cullimore           1999         $  8,400        -0-   $   7,663(3)
(CEO) (2)                     1998(a)      $ 50,400   $ 43,421   $  29,406(3)     $   -0-         -0-     $   -0-     $    -0-
                              1998(b)      $100,800   $ 32,500   $  44,019(3)     $   -0-         -0-     $   -0-     $    -0-



                     (a) Six month transition period ended December 31, 1998
                     (b) Fiscal year ended June 30, 1998
-------------------------------------------------------------------------------------------------------------------------------


         (1) Mr. Bluto was elected the Company's Chief Executive Officer effective March 1, 1999. Mr. Bluto is not paid a salary for holding the position of Chief Executive Officer. He was, however, paid $64,896 and $52,500 for director's fee and consultation services rendered to the Company for the year ended December 31, 2000 and 1999 respectively. Mr. Bluto maintains a home in California but visits Branson several times a year. The Company does provide Mr. Bluto with the use of a Company owned condominium during his visits to Branson. The Company payments for the condominium were $11,544 for the year ended December 31, 2000. This amount is not included in the compensation table above.



         (2) Mr. Cullimore resigned as the Company's Chief Executive Officer and President effective February 28, 1999. The table above represents Mr. Cullimore's compensation for the two-month period ended February 28, 1999, the six-month transition period ended December 31, 1998; and the fiscal year ended June 30, 1998. Mr. Cullimore's presence in Branson on behalf of the Company was considered temporary and, therefore, the above Compensation Table does not include any amount for use by Mr. Cullimore of the condominium owned by the Company. The Company payments for the condominium were

             $1,917 for the months of January and February 1999; $5,750 for the six-month transition period ended December 31, 1998; and $11,500 the fiscal year ended June 30, 1998. These amounts are not included in the compensation table above.



         (3) Included in these amounts are premiums of $7,663 for the year ended December 31, 1999, $17,112 for the six-month transition period ended December 31, 1998, $39,967 for the fiscal year ended June 30, 1998 on insurance policies funding a salary continuation plan for Mr. Kelvyn H. Cullimore. Also included are life insurance premiums, disability insurance premiums and personal usage of a Company automobile or car allowance.


         The Company did not grant to executive officers nor were there outstanding any stock options or stock appreciation rights during fiscal years ending June 30, 1997 and 1998 or during the transition period ended December 31, 1998 or for the calendar year ended December 31, 1999 or for the calendar year ended December 31, 2000.


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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table sets forth, as of March 25, 2001, certain information with respect to any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's capital stock, each director, certain executive officers and as to all directors and officers as a group:

                         Common Stock Beneficially Owned
                         -------------------------------

                                              Number
         Name                               of shares           % of Class(1)
    --------------                          ---------         ----------------

Paul M. Bluto (2)                           5,373,666                 67.7%

Lourette Ann Bluto (2)                      5,373,666                 67.7%

Kelvyn H. Cullimore (3)                       433,982                  5.5%

Kelvyn H. Cullimore, Jr. (4)                  220,339                  2.8%

Francis E. McLaughlin (5)                     111,097                  1.4%

Kumar V. Patel (6)                            100,000                  1.3%

Thomas J. Carlson(7)                           66,667                  0.8%

Randy S. Brashers                              70,543                  0.9%

All Directors and Officers
of the Company as a Group                   6,155,955                 77.6%
(8 persons)(8)

         (1) These calculations are based upon a total of 7,937,638 shares outstanding as of March 25, 2001. In addition, for each person or group the number of shares owned and the calculation of the percentage ownership includes the number of shares that person or group has the right to acquire.

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


         (3) Mr. Cullimore owns 213,643 shares directly and beneficially of the Company. Mr. Cullimore may be deemed to be a control person of Dynatronics Corporation, which owns 220,339 shares, which are included in Mr. Cullimore's holdings.

         (4) Mr. Cullimore, Jr. may be deemed to be a control person of Dynatronics Corporation, which owns 220,339 shares, which are included in Mr. Cullimore, Jr.'s holdings.


         (5) Mr. McLaughlin owns 9,430 shares as a result of pre-petition holdings and he acquired 66,667 restricted shares in the Company's private placement. He has also purchased 35,000 shares in the open market.


         (6) Mr. Patel acquired 100,000 restricted shares in the Company's private placement.

         (7) Mr. Carlson acquired 66,667 restricted shares in the Company's private placement.

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

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

       Financial Statements Filed as part of Form 10-KSB:
       --------------------------------------------------

       Independent Auditors' Report
              Tanner + Co....................................................F-2

       Balance Sheet at December 31, 2000....................................F-3

       Statements of Operations
       For the years ended December 31, 2000 and 1999........................F-4

       Statements of Stockholders' Equity
       For the years ended December 31, 2000 and 1999........................F-5

       Statement of Cash Flows
       For the years ended December 31, 2000 and 1999 .......................F-6

       Notes to Financial Statements.........................................F-7

       (a)    Exhibits
              --------

              Reg. S-B
            Exhibit No.             Description
           ------------             -----------

                3.1        Articlesof   Incorporation  of  the  Registrant,   as
                           amended (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-48630)

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

                10.14      Ground  Lease   Agreement  dated  December  18,  1999
                           between Treasure Lake RV Resort Camping Club, Inc. and ITEC Attractions, Inc. (incorporated by reference to Form 10-KSB for year ended December 31, 2000)

                10.15 Second Amended and Revolving Note dated July 24, 2000 between Bank of America, N.A. and the Company
                           (incorporated by reference to form 10-QSB for the quarter ended June 30, 2000).

                10.16 Amended and Restated Term Note and Credit Agreement dated July 24, 2000 between Bank of America, N.A. and the Company (incorporated by reference to form 10-QSB for the quarter ended June 30, 2000).

                10.17 Amendment No. 4 to Future Advance and Future Obligation Leasehold Deed of Trust by and between the Company and Bank of America, N.A. dated July 24, 2000 (incorporated by reference to form 10-QSB for quarter ended June 30, 2000).

                10.18 Amendment No. 2 to Leasehold Deed of Trust, Assignment of Rents and Leases and Security Agreement by and between the Company and Bank of America, N.A. dated July 24, 2000 (incorporated by refernce to form 10-QSB for the quarter ended June 30, 2000).

                10.19 Amendment to Security Agreement dated July 24, 2000 between Bank of America, N.A. and the Company (incorporated by reference to form 10-QSB for quarter ended June 30, 2000).

                10.20 Financial Data Schedule for the 12 months ended December 31, 2000.


(b)      Reports on Form 8-K:
         -------------------

ITEC ATTRACTIONS, INC.
Financial Statements
December 31, 2000

                                                          ITEC ATTRACTIONS, INC.
                                                   Index to Financial Statements

--------------------------------------------------------------------------------




                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-2


Balance Sheet                                                               F-3


Statement of Operations                                                     F-4


Statement of Stockholders' Equity                                           F-5


Statement of Cash Flows                                                     F-6


Notes to Financial Statements                                               F-7





--------------------------------------------------------------------------------
                                                                             F-1

                                                    INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Stockholders of ITEC Attractions, Inc.


We have audited the balance sheet of ITEC Attractions, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITEC Attractions, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.






  /s/
---------------------
Tanner + Co.



Salt Lake City, Utah
February 22, 2001

--------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                             F-2

                                                          ITEC ATTRACTIONS, INC.
                                                                   Balance Sheet

                                                               December 31, 2000
--------------------------------------------------------------------------------

              Assets
              ------

Current assets:
     Cash                                                    $          185,551
     Receivables                                                         81,716
     Inventories                                                        172,884
     Prepaid expenses                                                   101,138
     Current portion of prepaid leases                                  166,915
                                                             ------------------

                  Total current assets                                  708,204

Property and equipment, net                                           6,132,348
Prepaid leases                                                          798,273
Deposits                                                                 18,787
                                                             ------------------

                                                             $        7,657,612
                                                             ------------------

--------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                        $          268,557
     Accrued expenses                                                   183,248
     Current portion of long-term debt                                  205,746
                                                             ------------------

                  Total current liabilities                             657,571

Long-term debt                                                        3,647,455
Accrued lease expense                                                   422,609
Deferred revenue                                                         15,944
Deposits                                                                 14,900
                                                             ------------------

                  Total liabilities                                   4,758,479
                                                             ------------------

Commitments and contingencies                                                -

Stockholders' equity:
     Common stock, $.001 par value; authorized 40,000,000
       shares; issued and outstanding 7,937,638 shares                    7,938
     Additional paid-in capital                                      10,781,076
     Accumulated deficit                                             (7,889,881)
                                                             ------------------

                  Total stockholders' equity                          2,899,133
                                                             ------------------

                                                             $        7,657,612
                                                             ------------------
--------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                             F-3


                                                                                    ITEC ATTRACTIONS, INC.
                                                                                   Statement of Operations

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------


                                                                             2000              1999
                                                                       -----------------------------------
Revenues:
     Theater admissions and concessions                                $       2,458,421  $      2,473,767
     Restaurant and deli                                                       3,226,549         2,985,221
     Retail sales                                                                711,059           596,931
     Retail rental income                                                        510,559           459,944
                                                                       -----------------------------------
                                                                               6,906,588         6,515,863
                                                                       -----------------------------------
Costs and expenses:
     Direct exhibition film costs and concessions                              1,356,589         1,188,131
     Direct restaurant and deli costs                                          2,751,418         2,327,693
     Direct retail costs                                                         486,338           436,628
     Direct mall operating costs                                                 366,278           361,147
                                                                       -----------------------------------
                                                                               4,960,623         4,313,599
                                                                       -----------------------------------

              Gross profit                                                     1,945,965         2,202,264
                                                                       -----------------------------------

General and administrative expenses                                              775,789           779,610
Advertising and marketing expenses                                               776,505           807,189
Depreciation and amortization expenses                                           472,538           464,755
                                                                       -----------------------------------

              Operating (loss) income                                            (78,867)          150,710

Other income (expense):
     Interest expense                                                           (345,500)         (313,641)
     Interest income                                                              10,189            17,303
                                                                       -----------------------------------
                                                                                (335,311)         (296,338)
                                                                       -----------------------------------

              Loss before provision
                for income taxes                                                (414,178)         (145,628)

Provision for income taxes                                                             -                 -
                                                                       -----------------------------------

              Net loss                                                 $        (414,178) $       (145,628)
                                                                       -----------------------------------

Net loss per share - basic and diluted                                 $            (.05) $           (.02)
                                                                       -----------------------------------

Weighted average common shares - basic and diluted                             7,937,638         7,937,638
                                                                       -----------------------------------



----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                       F-4





                                                                                    ITEC ATTRACTIONS, INC.

                                                                         Statement of Stockholders' Equity

                                                                    Years Ended December 31, 2000 and 1999
----------------------------------------------------------------------------------------------------------


                                     Common Stock               Additional                       Total
                            -------------------------------     Paid-In       Accumulated   Stockholders'
                                Shares          Amount          Capital        Deficit         Equity
                            ------------------------------------------------------------------------------

Balance, January 1, 1999          7,937,638  $        7,938  $   10,781,076  $  (7,330,075)  $   3,458,939

Net loss                                  -               -               -       (145,628)       (145,628)
                            ------------------------------------------------------------------------------

Balance, December 31, 1999        7,937,638           7,938      10,781,076     (7,475,703)      3,313,311
                            ------------------------------------------------------------------------------

Net loss                                  -               -               -       (414,178)       (414,178)

Balance, December 31, 2000        7,937,638  $        7,938  $   10,781,076  $  (7,889,881)  $   2,899,133
                            ------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                       F-5


                                                                                    ITEC ATTRACTIONS, INC.

                                                                                   Statement of Cash Flows

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------


                                                                             2000              1999
                                                                       -----------------------------------

Cash flows from operating activities:
     Net loss                                                          $        (414,178)  $      (145,628)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
         Depreciation and amortization                                           472,538           464,755
         Gain on disposition of property and equipment                            (7,759)                -
         Deferred revenue                                                        (24,613)           40,557
         (Increase) decrease in:
              Receivables                                                         (1,028)          (65,698)
              Inventories                                                        (77,131)          (16,945)
              Prepaid expenses and deposits                                      (18,531)          (77,404)
              Prepaid leases                                                     166,915           166,915
         Increase (decrease) in:
              Accounts payable and accrued expenses                              (16,696)           50,485
              Deposits                                                            (2,800)           (2,800)
                                                                       -----------------------------------

                  Net cash provided by
                  operating activities                                            76,717           414,237
                                                                       -----------------------------------

Cash flows from investing activities-
     purchase of property and equipment                                         (440,025)         (240,259)
                                                                       -----------------------------------

Cash flows from financing activities:
     Payments on debt                                                           (141,689)         (184,032)
     Proceeds from long-term debt                                                 45,842                 -
                                                                       -----------------------------------

                  Net cash used in
                  financing activities                                           (95,847)         (184,032)
                                                                       -----------------------------------

Decrease in cash                                                                (459,155)          (10,054)

Cash, beginning of year                                                          644,706           654,760
                                                                       -----------------------------------

Cash, end of year                                                      $         185,551   $       644,706
                                                                       -----------------------------------



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

                                                          ITEC ATTRACTIONS, INC.
                                                   Notes to Financial Statements

                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------


1.   Organization        Organization
     and                 The  Company's  principal  business  is in the  tourist
     Summary of          entertainment  sector.  The Company has a giant  screen
     Significant         tourist entertainment complex in Branson, Missouri, and
     Accounting          began  showing its own theme film  produced  especially
     Policies            for the Branson  location.  The Company also operates a
                         restaurant, a deli, a live performance theater, and a small gift shop in the Branson complex.

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

--------------------------------------------------------------------------------
                                                                             F-7

                                                          ITEC ATTRACTIONS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization        Impairment of Long-Lived Assets
     and                 The  Company    reviews  its   long-lived   assets  for
     Summary of          impairment  whenever events or changes in circumstances
     Significant         indicate  that  the  carrying  amount of the assets may
     Accounting          not be  recoverable  through  undiscounted  future cash
     Policies            flows,  such  loss is  recognized  in the  statement of
     Continued           operations.

                         Revenue Recognition
                         Revenues are recognized at the time they are earned, which is generally simultaneous with their receipt.

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

                         Income Taxes
                         Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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


--------------------------------------------------------------------------------
                                                                             F-8

                                                          ITEC ATTRACTIONS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization        Concentration of Credit Risk - Continued
     and                 The Company  maintains its cash in bank deposit amounts
     Summary of          which, at times, may exceed  federally  insured limits.
     Significant         The  Company  has not  experienced  any  losses in such
     Accounting          accounts   and  believes  it  is  not  exposed  to  any
     Policies            significant credit risk on cash and cash equivalents.
     Continued
                         Use  of  Estimates  in  the  Preparation  of  Financial
                         Statements
                         The  preparation of financial  statements in conformity
                         with generally accepted accounting  principles requires
                         management  to  make  estimates  and  assumptions  that
                         affect the reported  amounts of assets and  liabilities
                         and disclosure of contingent  assets and liabilities at
                         the date of the financial  statements  and the reported
                         amounts of revenues and expenses  during the  reporting
                         period.   Actual   results   could  differ  from  those
                         estimates.

2.   Property            Property and  equipment at December 31, 2000 consist of
     and                 the following:
     Equipment
                         Buildings                             $      5,524,074
                         Equipment                                    1,114,495
                         Furniture and fixtures                         359,751
                         Land improvements                              465,875
                         Film development costs                         900,000
                                                               ----------------

                                                                      8,364,195

                         Less accumulated depreciation
                           and amortization                          (2,231,847)
                                                               ----------------

                                                               $      6,132,348
                                                               ----------------


--------------------------------------------------------------------------------
                                                                             F-9

                                                          ITEC ATTRACTIONS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3.   Lease               The Company has a ten-year  operating  lease  agreement
     Obligations         for a giant screen theater  projection and sound system
                         for its  Branson  Theater  Complex.  Under the terms of
                         this  agreement,  the  Company  was  required  to  make
                         advance   rental   payments.   Such  amounts,   net  of
                         amortization,  are  reflected in prepaid  leases in the
                         accompanying  financial  statements.  The advance  rent
                         payments are being amortized on a  straight-line  basis
                         over the initial ten year lease term. Additionally, the
                         lease agreement requires the monthly payments, adjusted
                         annually based on the Consumer Price Index,  throughout
                         the   remaining   lease  term,   together  with  annual
                         percentage  royalties  ranging  from one to ten percent
                         based  upon  the  attainment  of  certain  net  theater
                         admission  revenue  volumes.  The lease expires in June
                         2004, and has an option to be renewed for an additional
                         ten  year  term.   Advance  and  fixed   minimum  lease
                         commitments related to this lease are included in the following tables.

                         The Company also has a fifty year operating lease on land located in Branson, Missouri, the site of the Company's giant screen tourist entertainment complex. An advance rent payment of $1,025,000 was made at the time of the lease which satisfied the Company's rent obligation for years one through twenty of the lease agreement. For years twenty-one through fifty of the lease, the Company is obligated to make quarterly rent payments aggregating $145,000 annually, these amounts are subject to an annual consumer price index adjustment. Base rents including the $1,025,000 in advance rents and the $145,000 annual amount commencing in the twenty-first lease year is expensed on a straight-line basis over the fifty-year lease term, which under the term of the agreement began October 1, 1993. Amounts recorded as accrued lease expense in the accompanying balance sheet reflects an accrual for those portions of the rents that will be paid during years twenty-one through fifty which are expensed currently using the straight- line expense recognition method.

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


--------------------------------------------------------------------------------
                                                                            F-10

                                                          ITEC ATTRACTIONS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3.   Lease               Advance  rental  payments  associated  with the theater
     Obligations         system and land is reflected in the current  portion of
     Continued           prepaid leases and prepaid  leases in the  accompanying
                         balance sheet as summarized below:

                         Advance rents:
                          Theater system                  $         319,818
                          Land                                      645,370
                                                          -----------------

                                                                    965,188
                                                          -----------------

                        Less current portion of prepaid leases:
                         Theater system                            (116,298)
                         Land                                       (50,617)
                                                          -----------------

                           Total current portion of
                             prepaid leases                        (166,915)
                                                          -----------------

                        Prepaid leases                    $         798,273
                                                          -----------------

                        Annual amortization expense is as follows:

                         Theater system                   $         116,298
                         Land                                        50,617
                                                          -----------------

                                                          $         166,915
                                                          -----------------

                         A schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000, is as follows:


                         Year Ending December 31:               Amount
                                                          -----------------

                           2001                           $         113,684
                           2002                                     113,684
                           2003                                     108,470
                           2004                                      63,998
                           2005                                      20,000
                           Thereafter                             5,270,000
                                                          -----------------

                                                          $       5,689,836
                                                          -----------------

--------------------------------------------------------------------------------
                                                                            F-11

                                                          ITEC ATTRACTIONS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Lease               Rental expense on operating  leases for the years ended
     Obligations         December 31, 2000 and 1999 was  approximately  $257,000
     Continued           and $238,000, respectively.

                         The Company leases certain equipment under noncancellable capital lease agreements. Assets under capital leases included in property and equipment at December 31, 1999 are as follows:

                         Equipment                        $          52,798

                         Less accumulated amortization              (29,579)
                                                          -----------------

                                                          $          23,219
                                                          -----------------

                         Amortization expense for assets under capital leases during the years ended December 31, 2000 and 1999 was approximately $11,000 and $10,000, respectively.

                         The capital lease obligations have imputed interest rates approximately equal to the Company's borrowing rate for similar type transactions and are payable in monthly installments through October 2002. Future minimum lease payments on capital lease obligations are as follows:

                         Year Ending December 31:               Amount
                         ------------------------         -----------------

                           2001                           $          12,246
                           2002                                       3,102
                                                          -----------------

                                                                     15,348

                           Less amount representing
                                interest                               (530)
                                                          -----------------

                           Present value of capital lease
                                 obligations              $          14,818
                                                          -----------------


4.   Bank Line-          The Company has a bank  line-of-credit  agreement which
     of-Credit           allows  the  Company  to  borrow a  maximum  amount  of
                         $200,000 at an interest  rate equal to the bank's prime
                         rate plus 1%.  The  line-of-credit  matures on June 15,
                         2001,   is  secured  by  real   property   and  has  no
                         outstanding balance at December 31, 2000.

--------------------------------------------------------------------------------
                                                                            F-12

                                                          ITEC ATTRACTIONS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

5.   Long-Term          Long-term debt is comprised of the following:
     Debt
                        Note  payable  to a bank  with an
                        aggregate  borrowing limit of $4,676,203,
                        with the final principal  balance to be
                        determined  by total  borrowings  as of
                        April 1, 2001. Interest only payments
                        are to be made until April 2001 and
                        variable monthly payments with interest
                        at prime plus or minus 0.25% (9.75% at
                        December 31, 2000)based on certain
                        financial ratios,  thereafter.
                        The note matures in June 2013 and
                        is secured by the theater complex          $ 3,558,912

                        Note payable to a family member of the
                        Company's majority shareholder with
                        monthly interest only payments at prime
                        plus 1% (10.5%). The note is due June
                        2001 and is unsecured.                         100,000

                        Mortgage payable in monthly installments
                        of $962 including adjustable interest
                        from 4% to 12%, secured by real property        99,127

                        Note payable in monthly installments
                        of $1,514, including interest at 10.8%,
                        secured by equipment                            44,280

                        Note payable in monthly installments
                        of $607, including interest at 8%,
                        secured by a vehicle                            19,360

                        Note payable to a bank in monthly
                        installments of $2,625, including
                        interest at 9.25%, secured by equipment         16,704

                        Capital lease obligations (see note 3)          14,818
                                                               ---------------

                                                                     3,853,201

                        Less current portion                          (205,746)
                                                               ---------------

                        Long-term debt                         $     3,647,455
                                                               ---------------


--------------------------------------------------------------------------------
                                                                            F-13

                                                          ITEC ATTRACTIONS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Long-Term          Future maturities of long-term debt are as follows:
     Debt-
     Continued          Year Ending December 31:                Amount
                        -----------------------           -----------------

                           2001                           $         205,746
                           2002                                     106,208
                           2003                                     110,541
                           2004                                      97,550
                           2005                                     110,243
                           Thereafter                             3,222,913
                                                          -----------------

                                                          $       3,853,201
                                                          -----------------

6.   Lessor              The Company has  agreements  to rent space as lessor to
     Lease               various retail tenants in its Branson, Missouri theater
     Agreements          complex with terms ranging from one to five years.  The
                         agreements also include certain renewal terms for leases beyond five years, which are not included in the amounts below. As of December 31, 2000, the Company held $14,900 in deposits related to the leases.

                         A summary of future minimum rentals to be received are as follows:


                         Year Ending December 31:              Amount
                         ------------------------         -----------------

                           2001                           $         202,092
                           2002                                     141,592
                           2003                                      71,292
                           2004                                      50,292
                           2005                                      13,528
                                                          -----------------

                                                          $         478,796
                                                          -----------------

--------------------------------------------------------------------------------
                                                                            F-14

                                                          ITEC ATTRACTIONS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Income              The provision for income taxes differs from the amounts
     Taxes               which  would be  provided  by  applying  the  statutory
                         federal income tax rate to net loss before provision for income taxes for the following reasons:

                                                         Year Ended
                                                        December 31,
                                            ------------------------------------
                                                   2000              1999
                                            ------------------------------------

Federal income tax
  benefit at statutory rate                 $          141,000  $        53,000
Change in valuation allowance                         (141,000)         (53,000)
                                            ------------------------------------

                                            $                -  $           -
                                            ------------------------------------

                         Deferred tax assets (liabilities) at December 31, 2000 are comprised of the following:


                         Net operating loss carry forward   $       1,271,000
                         Depreciation                                 839,000
                         Accrued rents                                158,000
                                                            -----------------

                                                                    2,268,000

                         Less valuation allowance                  (2,268,000)
                                                            -----------------

                                                            $               -
                                                            -----------------

                         A valuation allowance has ben recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

                         At December 31, 2000, the Company has approximately $3,408,000 of net operating loss carryforwards to offset future taxable income. These carryforwards begin to expire in 2011.

--------------------------------------------------------------------------------
                                                                            F-15

                                                          ITEC ATTRACTIONS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Income              Since certain of the net operating losses were incurred
     Taxes               from  activities  in the U.S.  Virgin  Islands  and the
     Continued           Company  is  treated  as a  foreign  corporation  doing
                         business in the United  States,  net  operating  losses
                         generated  from U.S.  Virgin Island  activities are not
                         available to offset income from  activities  within the
                         United States. In addition,  if substantial  changes in
                         the Company's  ownership should occur, there would also
                         be  an  annual   limitation   of  the   amount  of  NOL
                         carryforwards which could be utilized.


8.   Employee            The Company has a 401(k) plan that is  available to all
     Benefit Plan        of its employees  who have  completed at least one year
                         of  employment  with  500  hours  of  service  and have
                         attained  18  years  of  age.  The  plan  requires  the
                         employer to provide  matching  funds for its employees.
                         For the years ended  December  31,  2000 and 1999,  the
                         matching    contributions    by   the   Company    were
                         approximately $23,000 and $0, respectively.


9.   Related             The  Company has a note  payable to a family  member of
     Party               the majority shareholder in the amount of $100,000 (see
     Transaction         note 5).  The  Company  incurred  interest  expense  of
                         approximately $3,000 as of December 31, 2000.


10.  Supplemental        During the year ended  December 31,  2000,  the Company
     Cash Flow           acquired   property  and   equipment  in  exchange  for
     Information         long-term debt of $465,680.

                         During the year ended  December 31,  1999,  the Company
                         acquired   property  and   equipment  in  exchange  for
                         long-term debt of $20,809.

                         Actual amounts paid for interest and income taxes are as follows:


                                                         Year Ended
                                                        December 31,
                                            ------------------------------------
                                                   2000              1999
                                            ------------------------------------

                         Interest           $        339,733  $      340,589
                                            ------------------------------------

                         Income taxes       $             -   $            -
                                            ------------------------------------


--------------------------------------------------------------------------------
                                                                            F-16

                                                          ITEC ATTRACTIONS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Fair Value of       The Company's  financial  instruments  consist of cash,
     Financial           receivables,  payables, and notes payable. The carrying
     Instruments         amount of cash,  receivables and payables  approximates
                         fair value  because of the  short-term  nature of these
                         items.   The  carrying  amount  of  the  notes  payable
                         approximates fair value as the individual borrowings bear interest at floating market interest rates.


12.  Business            The Company  operates in three  business  segments:  1)
     Segments            Theater  and   concessions,   2)  Restaurant  and  deli
                         services, 3) Retail services.

                         The following tables present financial information by business segment for the years ended December 31, 2000 and 1999:


                                        Restaurant                Corporate
Year Ended               Theater and     and Deli      Retail         and
December 31, 2000        Concessions     Services     Services    Eliminations    Total
---------------------------------------------------------------------------------------------

Sales to unaffiliated
customers               $   2,458,421  $  3,226,549  $ 1,221,618  $         -    $  6,906,588

Operating income
(loss)                  $   1,101,832  $    475,131  $   369,002  $(2,024,832)   $    (78,867)

Identifiable assets     $     795,833  $    736,028  $         -  $ 4,600,487    $  6,132,348




                                        Restaurant                Corporate
Year Ended               Theater and     and Deli      Retail         and
December 31, 2000        Concessions     Services     Services    Eliminations    Total
---------------------------------------------------------------------------------------------

Sales to unaffiliated
customers               $   2,473,767  $  2,985,221  $ 1,056,875  $         -    $  6,515,863

Operating income
(loss)                  $   1,285,636  $    657,528  $   259,100  $(2,051,554)   $    150,710

Identifiable assets     $     843,193  $    620,727  $         -  $ 4,227,501    $  5,691,421


--------------------------------------------------------------------------------
                                                                            F-17

                                                          ITEC ATTRACTIONS, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Commitments         The Company, in a prior year, entered into an agreement
     and                 whereby  they were  required to pay  minimum  licensing
     Contingencies       fees to a company  for the  rights to  display a motion
                         picture  over a  four-year  period.  As a result of the
                         quality of the motion picture, it was not attended well
                         and the Company was forced to remove the motion picture
                         from  its  daily  movie  schedule.  In the  opinion  of
                         management, it is unlikely the Company will have to pay
                         the  minimum   contractual  license  fees  due  to  the
                         misrepresentations of the motion picture's quality prior to the contract signing. The financial statements do not reflect any amount for this contingency, as management believes the amount of settlement will be immaterial to the financial statements.

14.  Recent              SFAS No. 133, Accounting for Derivative Instruments and
     Accounting          Hedging Activities, was issued in June 1998 and amended
     Pronounce-          by SFAS No. 138, issued in June 2000. The  requirements
     ments               of SFAS No. 133, as amended,  will be effective for the
                         Company  in  the  first  quarter  of  the  fiscal  year
                         beginning  January 1, 2001.  The  standard  establishes
                         accounting  and  reporting   standards  for  derivative
                         instruments embedded in other contracts and for hedging
                         activities.  Under the standard, certain contracts that
                         were not formerly  considered  derivatives may now meet
                         the  definition  of  a  derivative.   The  Company  has
                         determined SFAS 133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity.

                         SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.



--------------------------------------------------------------------------------
                                                                            F-18

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 INTERNATIONAL TOURIST ENTERTAINMENT CORPORATION


By  /s/  Paul E. Rasmussen                           Date:  March 25, 2001
   ----------------------------
         Paul E. Rasmussen,
         President and
         Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul M. Bluto               Chairman of the Board of Directors       3/25/01
----------------------------    Chief Executive Officer and              -------
Paul M. Bluto                   Chief Financial Officer



/s/ Paul E. Rasmussen           President and                            3/25/01
----------------------------    Chief Operating Officer                  -------
Paul E. Rasmussen


/s/ Kelvyn H. Cullimore         Director                                 3/25/01
----------------------------                                             -------
Kelvyn H. Cullimore


/s/ Kelvyn H. Cullimore, Jr.    Director                                 3/25/01
----------------------------                                             -------
Kelvyn H. Cullimore, Jr.


                                Director                                 3/25/01
----------------------------                                             -------
Francis E. McLaughlin


/s/Lourette Ann Bluto           Director                                 3/25/01
----------------------------                                             -------
Lourette Ann Bluto


                                Director                                 3/25/01
----------------------------                                             -------
Thomas J. Carlson

                                Director                                 3/25/01
----------------------------                                             -------
Kumar V. Patel