Form 10QSB
period 2001-03-31
ITEC ATTRACTIONS INC
filed 2001-05-21
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act for the transition period from ____________ to_________________.

Commission file number 0-21070

                             ITEC Attractions, Inc.
       (Exact name of small business issuer as specified in its charter.)

         Nevada                                        66-0426648
         ------                                        ----------
(State of Incorporation)                      (IRS Employer Identification No.)

          3562 Shepherd of the Hills Expressway Branson, Missouri 65616
         --------------------------------------------------------------
                    (Address of principal executive offices)

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


The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 31, 2001 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one):  Yes         No   X
                                                                ----       ----

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                   Page Number
                                                                   -----------

Condensed Balance Sheet
  March 31, 2001...................................................     1


Condensed Statements of Loss
  Three Months Ended March 31, 2001 and 2000.......................     2


Condensed Statements of Cash Flows
  Three Months Ended March 31, 2001 and  2000......................     3


Notes to Condensed Financial Statements............................     4


Item 2.  Management's Discussion and Analysis
  Or Plan of Operation.............................................     6


PART II.  Other Information........................................    10

                             ITEC Attractions, Inc.
                             Condensed Balance Sheet
                                   (Unaudited)



                                                             March 31,
                      ASSETS                                    2001
                      ------                               ---------------
Current assets:
 Cash and cash equivalents                                 $      72,575
 Receivables                                                      38,150
 Inventories                                                     376,413
 Prepaid expenses                                                100,478
 Prepaid leases-current                                          166,915
                                                           -------------

          Total current assets                                   754,531


Property and equipment, net of accumulated
 depreciation of $2,350,488                                    6,100,976
Prepaid leases-non current                                       756,545
Deposits                                                          18,787
                                                           -------------

          TOTAL ASSETS                                     $   7,630,839
                                                           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
 Accounts payable                                          $     366,311
 Accrued expenses                                                233,830
 Current portion of long-term debt                               260,752
                                                           -------------

          Total current liabilities                              860,893

Accrued lease expense                                            436,695
Long-term debt                                                 3,907,750
Deferred revenue                                                  22,477
Security deposits                                                 15,500
Interest rate swap agreement                                     409,661
                                                           -------------

          Total liabilities                                    5,652,976
                                                           -------------

Stockholders' equity
 Common stock, $.001 par value.  Authorized 40,000,000
  shares, issued and outstanding 7,937,638 shares                  7,938
 Additional paid-in capital                                   10,781,076
 Accumulated deficit                                          (8,811,151)
                                                           -------------

          Total stockholders' equity                           1,977,863
                                                           -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   7,630,839
                                                           =============

See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                          Condensed Statements of Loss
                                   (Unaudited)



                                                          Three Months Ended
                                                              March 31,
                                                         2001            2000
                                                    ------------     -----------

Revenue:
 Theater and concession                             $     258,387    $  328,612
 Food service                                             245,670       201,498
 Gift shop                                                 76,340        46,866
 Mall operation                                            89,581       100,412
                                                    -------------    -----------
                                                          669,978       677,388
                                                    -------------    -----------
Direct Expense:
 Theater and concession                                   227,494       236,410
 Food Service                                             264,508       262,263
 Gift shop                                                 80,646        44,699
 Mall operations                                           82,597        79,080
                                                    -------------    -----------
                                                          655,245       622,452
                                                    -------------    -----------

Gross Profit                                               14,733        54,936
                                                    -------------    -----------

 General and administrative expense                       173,765       204,650
 Advertising and marketing expense                        148,644       173,556
 Depreciation and amortization expense                    118,642       115,556
 Loss on derivative financial instruments                 111,527             -
                                                    -------------    -----------
                                                          552,578       493,762
                                                    -------------    -----------

Operating Loss                                           (537,845)     (438,826)

Other income (expense):
 Interest income                                            1,291         3,489
 Interest expense                                         (86,582)      (74,762)
                                                    ------------     -----------
       Other income (expense), net                        (85,291)      (71,273)
                                                    -------------    -----------

Loss before cumulative effect of change in
 accounting principle                                    (623,136)     (510,099)
Cumulative effect of change in accounting
 principle                                               (298,134)            -
                                                    -------------    -----------

       Net Loss                                     $    (921,270)   $ (510,099)
                                                    =============    ===========

Loss per common share before cumulative
 effect of change in accounting principle           $        (.08)   $     (.06)
Loss per common share on cumulative effect
 of change in accounting principle                  $        (.04)   $        -
                                                    -------------    -----------

Loss per common share                               $        (.12)   $     (.06)
                                                    =============    ===========

Weighted average common
 shares outstanding                                     7,937,638     7,937,638

            See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                         Three Months Ended
                                                                               March 31,
                                                                       2001                2000
                                                                  ---------------     -------------

Cash flows from operating activities:
 Net loss                                                          $    (921,270)     $    (510,099)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                     118,642            115,556
       Cumulative effect of change in accounting principle               298,134                  -
       Loss on derivative financial instruments                          111,527                  -
       Changes in operating assets and liabilities:
         Decrease in receivables                                          43,565             35,132
         Increase in inventories                                        (203,529)           (50,241)
         Decrease in deposits and prepaid expenses                           660             12,928
         Decrease in prepaid leases                                       41,728             41,729
         Increase (decrease) in accounts payable and other
             accrued expenses                                            155,448            (32,203)
                                                                   -------------      -------------

               Net cash used in operating activities                    (355,095)          (387,198)
                                                                   -------------      -------------

Cash flows from investing activities:
 Purchase of property and equipment                                      (87,269)          (199,406)
                                                                   -------------      -------------

              Net cash used in investing activities                      (87,269)          (199,406)
                                                                   -------------      -------------

Cash flows from financing activities:
 Principal payments on long-term debt                                    (25,764)           (48,706)
 Proceeds from issuance of long-term debt                                355,152             14,087
                                                                   -------------      -------------

               Net cash provided by (used in)
               financing activities                                      329,388            (34,619)
                                                                   -------------      -------------

Decrease in cash and cash equivalents                                   (112,976)          (621,223)

Cash and cash equivalents at beginning of period                         185,551            644,706
                                                                   -------------      -------------

Cash and cash equivalents at end of period                         $      72,575      $      23,483
                                                                   =============      =============


Supplemental cash flow information:
 Cash paid during the period for interest                          $      86,582      $      74,762



            See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                     Notes to Condensed Financial Statements
                                 March 31, 2001
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

ITEC Attractions, Inc. (formerly known as International Tourist Entertainment Corporation) (the "Company") commenced operations in October 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flow for the Company. The results of operations for any interim period are not necessarily indicative of results for the respective full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

NOTE 2. OPERATING SEGMENTS

The Company operates in three business segments: 1) Theater and concessions, 2) Food service, and 3) Retail services.

The following table presents financial information by operating segment for the three months ended March 31, 2001 and 2000.


Three months ended         Theater and       Food             Retail
   March 31, 2001          Concessions       Service          Services      Corporate         Total
----------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                $258,387          $245,670         $165,921      $      -          $ 669,978

Operating income
  (loss)                   $ 30,893          $(18,838)        $  2,678      $(552,578)        $(537,845)


Three months ended         Theater and       Food             Retail
   March 31, 2000          Concessions       Service          Services      Corporate         Total
---------------------------------------------------------------------------------------------------------

Sales to unaffiliated
  customers                $328,612          $201,498         $147,278      $      -          $ 677,388

Operating income
  (loss)                   $ 92,202          $(60,765)        $ 23,499      $(493,762)        $(438,826)

NOTE 3.  DERIVATIVE FINANCIAL INSTRUMENTS AND CHANGE IN ACCOUNTING  PRINCIPLE

On January 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board Statements (SFAS) Nos. 133 and 138, which establish accounting and reporting standards for derivative financial instruments. SFAS 133 and 138 require most derivative instruments to be reflected as assets or liabilities in the balance sheet at their fair values with changes in fair values reflected in net income (or accumulated other comprehensive income if the criteria for cash flow hedge accounting are met).

Derivative financial instruments held by the Company consist of an interest rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate on the Company's term note with the Bank which is due June 2013 at 10.4% through April 1, 2006. Management has determined that the Company will not apply the hedge accounting provisions of the new standards to this transaction. Instead, the Company's derivative instrument will be recorded at its fair value with subsequent changes in fair value included in earnings.

At January 1, 2001, initial adoption of the new standards resulted in recognition of a derivative financial instrument liability and a cumulative effect adjustment of $298,134. Application of the new standards resulted in recognition of a loss on derivative financial instruments of $111,527 during the quarter ended March 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of ITEC Attractions, Inc. This discussion and analysis should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis or Plan of Operation included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000.

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

In 1994, the Company began selling gift items related to the films which were being exhibited in the theater or which are representative of the lifestyle of the Ozarks. This operation has evolved into the Legacy & Legends Gift Shop, which has been one of the Company's most profitable and fastest growing departments. Because of the success of the Legacy and Legends Gift Shop, in 2000 the Company made a decision to expand its gift shop operations. In October of 2000 the Company acquired Fabulous Fakes, a kiosk located in the complex that primarily sells custom jewelry. In January of 2001 the Company acquired Shadow Box Gifts and Collectibles, a gift shop located in the complex that specializes in the sale of various types of collectibles. Ten other shops and kiosks are currently leased to third parties.

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

On July 24, 2000 the Company completed financial arrangements for a program of capital improvements to the Branson Complex. These improvements include the construction of a new theater center adjacent to the Branson Complex which will house three theaters with state-of-the-art sound systems and stadium style seating, designed to exhibit 35mm feature length films. Two of the theaters have a seating capacity of 175 each and the third theater has a seating capacity of
140. Construction on the theaters commenced March of 2001 and is to be completed during the third quarter of 2001. The Company is also increasing the parking capacity of the Branson Complex by 165 spaces to accommodate the new theaters. Construction of the parking expansion commenced in January 2000. The Company also remodeled the food court in the Branson Complex to incorporate with the new theater center. The estimated cost of these capital improvements is approximately $1.5 million.

RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

Revenues for the quarter ended March 31, 2001 decreased to $669,978 as compared to $677,388 for the same quarter of the previous year. This decrease is a result of a substantial decrease in IMAX film revenue and an increase in both food service revenue and gift shop revenues. The decrease in IMAX revenue is primarily a result of poor weather in Branson during the first quarter that adversely affected tourist traffic to Branson.

The increase in revenues for food service is a result of the IMAX Food Court being open for the entire quarter, while the increase in gift shop revenues is a result of the acquisition of the Fabulous Fakes jewelry kiosk in the fourth quarter of fiscal year 2000 and the acquisition of the Shadow Box Gift Shop in January 2001.

Direct operating expenses were $655,245 for the quarter ended March 31, 2001 representing 98 percent of sales, as compared to expenses of $622,452 or 92 percent of sales for the comparable period of the previous year. The increase in direct operating expenses as a percentage of revenue is acquired in both the theater operation and the gift shop operation. The increase in the theaters direct operating expense as a percentage of revenue is primarily a result of higher film royalties. The increase in direct operating expense as a percentage of revenue in the gift shop is primarily a result of start up expenses related to the acquisition of the Shadow Box Gift Shop.

General and administrative expenses were $173,765 and $204,650 for the quarters ended March 31, 2001 and 2000 respectively. This decrease is a result of a Company wide effort to reduce all general and administrative expenses.

Advertising and marketing expense was $148,644 for the quarter ended March 31, 2001 compared to $173,556 for the same period in 2000. The decrease in advertising and marketing is a result of an overall reduction in the advertising budget planned for 2001.

Interest expense was $86,582 and $74,762 for the quarters ended March 31, 2001 and 2000 respectively. The increase in interest expense is a result of the increase in borrowing related to the financing of the new theater complex and related parking lot.

The net loss was $511,609 for the quarter ended March 31, 2001 compared to a net loss of $510,099 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001 current assets totaled $754,531, while current liabilities totaled $860,893. The Company's current ratio at March 31, 2001 was .88 to 1.00.

During fiscal 2000, the Company borrowed $100,000 from Ms. Ann Bluto, a director of the Company. The loan bears interest at prime plus 1% and is due June 30, 2001. Proceeds of the loan were used to provide working capital for the Company.

On July 24, 2000, the Company refinanced its existing line of credit and existing long term debt with a new line of credit in the amount of $200,000 and a new term loan in the amount of $4,676,203. The proceeds of the term loan were to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto and the construction of the food court. No borrowings were made under the line of credit during the reporting quarter. The line of credit and the term loan are secured by deeds of trust on the Company's theater complex and ground leases.

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

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected. Please refer to the "Management's Discussion and Analysis or Plan of Operation" that is found in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2000 for more details.

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

                            PART II OTHER INFORMATION


Item 1.           Legal Proceedings
                  -----------------

                  There are no material legal proceedings pending to which the Company is a party of which any of its property is the subject.

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

Item 5.           Other Information
                  -----------------

                  On July 24, 2000 the Company refinanced its existing debt with Bank of America, N.A., providing the Company with a $200,000 Revolving Note due June 15, 2001, advances on which bear interest at the prime rate plus 1%, and a Term Note and Credit Agreement in the principal amount of up to $4,676,203. The Term Note is amortized with monthly payments and matures on June 30, 2013. The interest rate on the Term Note is prime rate plus or minus .25% determined by certain financial ratios of the Company. The Company has entered into an interest rate swap transaction with Bank of America, N.A. to effectively fix the interest rate at 10.4% during the first five years of the Term Note. Proceeds of the Term Note will be used to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto and the remodeling of the restaurant area adjacent to the theaters.

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

                  10.19 Amendment  to  Security  Agreement  dated July 24,  2000 between Bank of America, N.A. and the Company.

                  10.20 Interest rate swap agreement dated June 26, 2000 between
                        Bank of America, N.A. and the Company.


                  B.    Reports on Form 8-K filed April 19, 2001

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date       05/21/01                              /s/ Paul M. Bluto
           --------                              -----------------
                                                 Paul M. Bluto
                                                 Chairman and
                                                 Principal Financial Officer
                                                 Chief Executive Officer




Date       05/21/01                              /s/ Paul E. Rasmussen
           --------                              ---------------------
                                                 Paul E. Rasmussen
                                                 President
                                                 Chief Operating Officer