Form 10QSB
period 2001-06-30
ITEC ATTRACTIONS INC
filed 2001-08-10
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act for the transition period from ____________ to _________________.

Commission file number 0-21070

                             ITEC Attractions, Inc.
                     (Exact name of small business issuer as
                           specified in its charter.)

         Nevada                                           66-0426648
         --------                              ---------------------------------
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

                                    Yes  X      No
                                        ----       -----

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                                    Yes  X      No
                                        ----       -----

The number of shares outstanding of the issuer's common stock, $.001 par value, as of June 30, 2001 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ----      ----

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                   Page Number
                                                                   -----------
Condensed Balance Sheet
  June 30, 2001...............................................          1


Condensed Statements of Operations
  Three and Six Months Ended June 30, 2001 and 2000...........          2


Condensed Statements of Cash Flows
  Six Months Ended June 30, 2001 and  2000....................          3


Notes to Condensed Financial Statements.......................          4


Item 2.  Management's Discussion and Analysis
  Of Financial Condition and Results of Operations............          6


PART II.  Other Information...................................         10

                             ITEC Attractions, Inc.

                             Condensed Balance Sheet
                                   (Unaudited)



                                                                      June 30,
                     ASSETS                                            2001
                     -------                                          ---------

Current assets:
   Cash                                                          $       85,895
   Receivables                                                           61,387
   Inventories                                                          452,329
   Prepaid expenses                                                      81,956
   Prepaid leases-current                                               166,915
                                                                 ---------------

           Total current assets                                         848,482


Property and equipment, net of accumulated depreciation
   of $2,473,425                                                      6,483,408
Prepaid leases-non current                                              714,816
Deposits                                                                 18,787
                                                                 ---------------


           TOTAL ASSETS                                               8,065,493
                                                                 ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:

   Accounts payable                                                     322,309
   Accrued expenses                                                     261,853
   Current portion of long-term debt                                    260,752
                                                                 ---------------

           Total current liabilities                                    844,914

Accrued lease expense                                                   450,782
Long-term debt                                                        4,295,236
Deferred revenue                                                         14,575
Deposits                                                                 15,200
Interest rate swap agreement                                            343,946
                                                                 ---------------

           Total liabilities                                          5,964,653

Stockholders' equity
   Common stock, $.001 par value.  Authorized 40,000,000
      shares, issued and outstanding 7,937,638 shares                     7,938
   Additional paid-in capital                                        10,781,076
   Accumulated deficit                                               (8,688,174)
                                                                 ---------------

           Total stockholders' equity                                 2,100,840
                                                                 ---------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    8,065,493
                                                                 ===============

See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)



                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,

                                                     2001             2000                2001              2000
                                                 -----------      -----------          -----------       -----------
Revenue:
    Theater and concession                      $   653,103      $   760,408        $     911,491      $  1,089,020
    Food Service                                    926,922          838,151            1,172,592         1,039,649
    Gift shops                                      300,624          161,044              376,963           207,910
    Mall operations                                 107,838          110,674              197,420           208,839
                                                ------------     ------------       --------------    --------------
                                                  1,988,487        1,870,277            2,658,466         2,545,418
                                                ------------     ------------       --------------    --------------
Direct Expense:
    Theater and concession                          361,304          405,034              588,798           641,443
    Food Service                                    712,200          693,564              976,709           953,577
    Gift shops                                      193,941          112,007              274,585           156,707
    Mall operations                                  87,986           89,538              170,584           168,617
                                                ------------     ------------       --------------    --------------
                                                  1,355,431        1,300,143            2,010,676         1,920,344
                                                ------------     ------------       --------------    --------------

Gross Profit                                        633,056          570,134              647,790           625,074
                                                ------------     ------------       --------------    --------------

Operating Expense:
    General and administrative                      172,070          198,216              345,834           402,866
    Advertising and marketing                       190,076          202,310              338,720           375,866
    Depreciation and amortization                   122,936          124,541              241,578           240,097
    Loss(gain) on derivative financial
      instruments                                   (65,715)               -               45,812                 -
                                                ------------     ------------       --------------    --------------
                                                    419,367          525,067              971,944         1,018,829
                                                ------------     ------------       --------------    --------------

Operating Income(loss)                              213,689           45,067             (324,154)         (393,755)

Other Income (Expense):
    Interest income                                     527              833                1,818             4,322
    Interest expense                                (91,240)         (81,516)            (177,822)         (156,278)
                                                ------------     ------------       --------------    --------------
       Other Income (Expense), net                  (90,713)         (80,683)            (176,004)         (151,956)
                                                ------------     ------------       --------------    --------------

Income (loss) Before Cumulative Effect of Change
        in Accounting Principle                     122,976          (35,616)            (500,158)         (545,711)
Cumulative Effect of Change in Accounting
        Principle                                         -                -             (298,134)                -
                                                ------------     ------------       --------------    --------------
       Net Income (Loss)                        $   122,976      $   (35,616)       $    (798,292)     $   (545,711)
                                                ============     ============       ==============    ==============

Income (loss) per common share-before cumulative
  effect of change in accounting principle      $      0.02      $     (0.00)       $       (0.06)     $      (0.07)
Loss per common share on cumulative
  effect of change in accounting principle                -                -                (0.04)                -
                                                ------------     ------------       --------------    --------------

Income(loss) per common share                   $      0.02      $     (0.00)       $       (0.10)     $      (0.07)
                                                ============     ============       ==============    ==============
Weighted average common
   shares outstanding-basic and diluted           7,937,638        7,937,638            7,937,638         7,937,638


See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                            2001                  2000
                                                                      ---------------       ---------------
Cash flows from operating activities:
   Net loss                                                          $       (798,292)     $       (545,711)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                           241,578               240,097
      Cumulative effect of change in accounting principle                     298,134                     -
      Loss on derivative financial instruments                                 45,812                     -
      Changes in operating assets and liabilities:
        Decrease in receivables                                                20,328                26,927
        Increase in inventories                                              (279,445)              (91,009)
        Decrease in deposits and prepaid expenses                              19,182                 6,708
        Decrease in prepaid leases                                             83,456                83,457
        Increase in accounts payable and other accrued expenses               131,267               138,881
                                                                       ---------------       ---------------
                         Net cash used in operating activities               (237,980)             (140,651)
                                                                       ---------------       ---------------

Cash flows used in investing activities:
   Purchase of property and equipment                                        (592,638)             (508,011)
                                                                       ---------------       ---------------
                         Net cash used in investing activities               (592,638)             (508,011)
                                                                       ---------------       ---------------

Cash flows from financing activities:
   Principal payments on long-term debt                                       (67,902)              (96,044)
   Proceeds from issuance of short-term debt                                        -               100,000
   Proceeds from issuance of long-term debt                                   798,864                     -
                                                                       ---------------       ---------------
                        Net cash provided by financing activitie              730,962                 3,956
                                                                       ---------------       ---------------s

Decrease in cash and cash equivalents                                         (99,656)             (644,706)

Cash and cash equivalents at beginning of period                              185,551               644,706
                                                                       ---------------       ---------------

Cash and cash equivalents at end of period                           $         85,895      $              -
                                                                       ===============       ===============


Supplemental cash flow information:
  Cash paid during the period for interest                           $        177,822      $        156,278



See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                     Notes to Condensed Financial Statements
                                  June 30, 2001
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

ITEC Attractions, Inc. (formerly known as International Tourist Entertainment Corporation) (the "Company") commenced operations in October 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the Company. The results of operations for any interim period are not necessarily indicative of results for the respective full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

NOTE 2. OPERATING SEGMENTS

The Company operates in three business segments: 1) Theater and concessions, 2) Food service, and 3) Retail services.

The following table presents financial information by operating segment for the six months ended June 30, 2001 and 2000.


Six months ended           Theater and         Food           Retail
   June 30, 2001           Concessions        Service         Services      Corporate        Total
------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                $   911,491   $  1,172,592      $  574,383      $      -       $  2,658,466

Operating income
  (loss)                   $   322,693   $    195,883      $  129,214      $  (971,944)   $   (324,154)



Six months ended           Theater and        Food            Retail
   June 30, 2000           Concessions       Service          Services      Corporate        Total
------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                $ 1,089,020   $  1,039,649      $  416,749      $       -      $  2,545,418

Operating income
  (loss)                   $   447,577   $     86,072      $   91,425      $(1,018,829)   $   (393,755)

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

Derivative financial instruments held by the Company consist of an interest rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate at 10.4% through April 1, 2006 on the Company's term note with the Bank which is due June 2013. Management has determined that the Company will not apply the hedge accounting provisions of the new standards to this transaction. Instead, the Company's derivative instrument will be recorded at its fair value with subsequent changes in fair value included in earnings.

At January 1, 2001, initial adoption of the new standards resulted in recognition of a derivative financial instrument liability and a cumulative effect adjustment of $298,134. Application of the new standards resulted in recognition of a gain on derivative financial instruments of $65,715 during the quarter ended June 30, 2001 and a loss of $45,812 for the six months ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of ITEC Attractions, Inc. This discussion and analysis should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000.

ITEC Attractions, Inc. began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October 1993. This facility is known as the IMAX Entertainment Complex. The Complex contains a 532 seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. The facility also includes an enclosed shopping mall with approximately 22,000 square feet of retail space, McFarlain's family restaurant, and The Imax Food Court.

McFarlains has been owned and operated by the Company since May 1, 1995. During the quarter ending September 30, 1998, the Company completed an addition to the McFarlain's restaurant that increased seating by 133 people. This expansion brings the total seating to over 655 people. During the quarter ended March 31, 1997, the Company acquired assets to begin the operation of McFarlain's Back Porch, an express deli and bakery which is also located in the mall. The Back Porch was recently converted to the IMAX Food Court. The IMAX Food Court includes franchises for Quiznos Sub Sandwiches, Baskin & Robbins Ice Cream and Breadeaux Pizza.

In 1994, the Company began selling gift items related to the films which were being exhibited in the theater or which are representative of the lifestyle of the Ozarks. This operation has evolved into the Legacy & Legends Gift Shop, which has been one of the Company's most profitable and fastest growing departments. Because of the success of the Legacy and Legends Gift Shop, in 2000 the Company made a decision to expand its gift shop operations. In October of 2000 the Company acquired Fabulous Finds, a kiosk located in the complex that primarily sells custom jewelry. In January of 2001 the Company acquired Shadow Box Gifts and Collectibles, a gift shop located in the complex that specializes in the sale of various types of collectibles. Ten other shops and kiosks are currently leased to third parties.

In December 1997, the Company installed a new 35mm projection system, in addition to its IMAX giant screen projection system, and began showing feature 35mm films each evening in addition to the IMAX giant screen film presentations.

In March 1998, the Company completed the construction of a 210-seat theater for live performances in the Branson complex. Mike Radford's Remember When Show, Jimmie Rodgers Remembers, and Tony Melendez Gift of Hope Show, perform daily in this theater.

On July 24, 2000 the Company completed financial arrangements for a program of capital improvements to the Branson Complex. These improvements include the construction of a new theater center adjacent to the Branson Complex which will house three theaters with state-of-the-art sound systems and stadium style seating, designed to exhibit 35mm feature length films. The theaters have a seating capacity of 185, 174, and 134 seats. Construction on the theaters commenced March of 2001 and is to be completed during the third quarter of 2001. The Company is also increasing the parking capacity of the Branson Complex by 165 spaces to accommodate the new theaters. Construction of the parking expansion commenced in January 2000. The estimated cost of these capital improvements is approximately $1.5 million.

RESULTS OF OPERATIONS

Revenues for the quarter ended June 30, 2001 increased 6 percent to $1,988,487 as compared to $1,870,277 for the same quarter of the previous year. Revenues for the six-month period ended June 30, 2001 increased 4 percent to $2,658,466 compared to $2,545,418 in the prior year period. The increase is a result of an increase of both food service and gift shop revenues offset by a decrease in IMAX film revenue. The decrease in IMAX revenue is primarily a result of poor weather in Branson during the first quarter that adversely affected tourist traffic to Branson. The increase in revenues for food service is a result of the IMAX Food Court being open for the entire quarter, while the increase in gift shop revenues is a result of the acquisition of the Fabulous Finds jewelry kiosk in the fourth quarter of fiscal year 2000 and the acquisition of the Shadow Box Gift Shop in January 2001.

Direct operating expenses were $1,355,431 for the quarter ended June 30, 2001 representing 68 percent of sales, as compared to expenses of $1,300,143 or 70 percent of sales for the comparable period of the previous year. Direct operating expenses were $2,010,676 for the six months ended June 30, 2001, representing 76 percent of sales, as compared to expense of $1,920,344 or 75 percent of sales for the comparable period of the previous year.

General and administrative expenses were $172,070 and $198,216 for the quarters ended June 30, 2001 and 2000 respectively and were $345,834 and $402,866 for the six months ended June 30, 2001 and 2000, respectively. This decrease is a result of a Company wide effort to reduce all general and administrative expenses.

Advertising and marketing expenses were $190,076 for the quarter ended June 30, 2001 compared to $202,310 for the same period in 2000 and were $338,720 for the six months ended June 30, 2001 compared to $375,866 for the same period in 2000.

Interest expense was $91,240 and $81,516 for the quarters ended June 30, 2001 and 2000 respectively and was $177,822 for the six months ended June 30, 2001 and $156,278 for the same period in 2000. The increase in interest expense is a result of the increase in long term borrowings and the interest rate there on.

Net income was $122,976 for the quarter ended June 30, 2001 compared to a net loss of $35,616 for the same period of the previous year. Net loss was $798,292 for the six months ended June 30, 2001 compared to a net loss of $545,711 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001 current assets totaled $848,482 while current liabilities totaled $844,914. The Company's current ratio at June 30, 2001 was 1.00 to 1.00.

During fiscal 2000, the Company borrowed $100,000 from Ms. Ann Bluto, a director of the Company. The loan bears interest at prime plus 1% and is due September 30, 2001. Proceeds of the loan were used to provide working capital for the Company.

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

                  10.13 System Lease Agreement as amended dated August 1, 1993 between IMAX Corporation and the Company (incorporated by reference to Form 10-KSB for the year ended June 30,
                         1997).

                  10.14 Ground Lease Agreement dated December 18, 1999 between Treasure Lake RV Resort Camping Club, Inc. and the Company (incorporated by reference to Form 10-KSB for the year ended December 31, 1999).

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

                  10.17 Amendment No. 4 to Future Advance and Future Obligation Leasehold Deed of Trust by and between the Company and Bank of America, N.A. dated July 24, 2000 (incorporated by reference to Form 10-QSB for the quarter ended June 30, 2000)

                  10.18 Amendment No. 2 to Leasehold Deed of Trust, Assignment of Rents and Leases and Security Agreement by and between the Company and Bank of America, N.A. dated July 24, 2000 (incorporated by reference to Form 10-QSB for the quarter ended June 30, 2000).

                  10.19 Amendment to Security Agreement dated July 24, 2000 between Bank of America, N.A. and the Company (incorporated by reference to Form 10-QSB for the quarter ended June 30, 2000).

                  10.20  Interest  rate  swap  agreement  dated  June  26,  2000 between Bank of America, N.A. and the Company (incorporated by reference to Form 10-QSB for the quarter ended March 31, 2001).



                  B.     Reports on Form 8-K filed April 19, 2001

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date              08/10/01                           /s/ Paul M. Bluto
                  --------                           -----------------
                                                     Paul M. Bluto
                                                     Chairman and
                                                     Principal Financial Officer
                                                     Chief Executive Officer




Date              08/10/01                           /s/ Paul E. Rasmussen
                  --------                           ---------------------
                                                     Paul E. Rasmussen
                                                     President
                                                     Chief Operating Officer