Form 10QSB
period 2001-09-30
ITEC ATTRACTIONS INC
filed 2001-11-13
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

                          Yes X           No

The number of shares outstanding of the issuer's common stock, $.001 par value, as of November 12, 2001 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one): Yes     No X

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                    Page Number
                                                                    -----------
Condensed Balance Sheet
  September 30, 2001.....................................................   1


Condensed Statements of Operations
  Three and Nine Months Ended September 30, 2001 and 2000................   2


Condensed Statements of Cash Flows
  Nine Months Ended September 30, 2001 and  2000.........................   3


Notes to Condensed Financial Statements..................................   4


Item 2.  Management's Discussion and Analysis
  of Financial Condition and Results of Operations.......................   6


PART II.  Other Information..............................................  10

                             ITEC Attractions, Inc.

                             Condensed Balance Sheet
                                   (Unaudited)


                                                               September 30,
                     ASSETS                                        2001
                     ------                                   ----------------
Current assets:
   Cash                                                       $        88,745
   Receivables                                                         62,073
   Inventories                                                        543,425
   Prepaid expenses                                                    70,621
   Prepaid leases-current                                             166,915
                                                              ---------------

            Total current assets                                      931,779


   Property and equipment net of accumulated
     depreciation of $2,605,034                                     7,266,192
   Prepaid leases-non current                                         673,087
   Deposits                                                            20,915
                                                              ---------------


            TOTAL ASSETS                                            8,891,973
                                                              ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
   Accounts payable                                                   583,497
   Accrued expenses                                                   347,988
   Current portion of long-term debt                                  260,752
                                                              ---------------

            Total current liabilities                               1,192,237

   Accrued lease expense                                              464,869
   Long-term debt                                                   4,706,045
   Deferred revenue                                                    13,467
   Deposits                                                            15,200
   Interest rate swap agreement                                       580,611
                                                              ---------------

            Total liabilities                                       6,972,429

Stockholders' equity
   Common stock, $.001 par value.  Authorized 40,000,000
     shares, issued and outstanding 7,937,638 shares                    7,938
   Additional paid-in capital                                      10,781,076
   Accumulated deficit                                             (8,869,470)
                                                              ---------------

            Total stockholders' equity                              1,919,544
                                                              ---------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     8,891,973
                                                              ===============

            See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended                    Nine Months Ended
                                                               September 30,                         September 30,
                                                           2001             2000                2001              2000
                                                        ------------     ------------       --------------    --------------
       Revenue:
           Theater and concession                       $   721,469      $   738,959        $   1,632,960     $   1,827,979
           Food Service                                   1,017,331        1,015,125            2,189,923         2,054,774
           Gift shops                                       345,207          175,813              722,170           383,723
           Mall operations                                  113,984          138,664              311,404           347,502
                                                        ------------     ------------       --------------    --------------
                                                          2,197,991        2,068,561            4,856,457         4,613,978
                                                        ------------     ------------       --------------    --------------
       Direct Expense:
           Theater and concession                           399,798          370,197              988,596         1,011,642
           Food Service                                     795,195          848,819            1,771,904         1,802,394
           Gift shops                                       232,803          124,986              507,388           281,693
           Mall operations                                   97,916          101,460              268,500           270,077
                                                        ------------     ------------       --------------    --------------
                                                          1,525,712        1,445,462            3,536,388         3,365,807
                                                        ------------     ------------       --------------    --------------

       Gross Profit                                         672,279          623,099            1,320,069         1,248,171
                                                        ------------     ------------       --------------    --------------

       Operating Expense:
           General and administrative                       172,410          184,243              518,244           587,108
           Advertising and marketing                        201,382          203,453              540,102           579,319
           Depreciation and amortization                    131,609          133,207              373,187           373,303
           Loss on derivative financial instruments         236,665                -              282,477                 -
                                                        ------------     ------------       --------------    --------------
                                                            742,066          520,903            1,714,010         1,539,730
                                                        ------------     ------------       --------------    --------------

       Operating Income(Loss)                               (69,787)         102,196             (393,941)         (291,559)

       Other Income (Expense):
           Interest income                                    1,411            1,439                3,229             5,761
           Interest expense                                (112,923)         (72,867)            (290,745)         (229,144)
                                                        ------------     ------------       --------------    --------------
              Other Income (Expense), net                  (111,512)         (71,428)            (287,516)         (223,383)
                                                        ------------     ------------       --------------    --------------

        Income (Loss) Before Cumulative Effect of
               Change in Accounting Principle              (181,299)          30,768             (681,457)         (514,942)
       Cumulative Effect of Change in Accounting
               Principle                                          -                -             (298,134)                -
                                                        ------------     ------------       --------------    --------------
              Net Income (Loss)                         $  (181,299)     $    30,768        $    (979,591)    $    (514,942)
                                                        ============     ============       ==============    ==============

       Income (loss) per common share before cumulative
         effect of change in accounting principle       $     (0.02)     $      0.00        $       (0.08)    $       (0.06)
       Loss per common share on cumulative
         effect of change in accounting principle                 -                -                (0.04)                -
                                                        ------------     ------------       --------------    --------------

       Income(loss) per common share                    $     (0.02)     $      0.00        $       (0.12)    $       (0.06)
                                                        ============     ============       ==============    ==============
       Weighted average common
          shares outstanding-basic and diluted            7,937,638        7,937,638            7,937,638         7,937,638


            See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                              Nine Months Ended
                                                                                                  September 30,
                                                                                         2001                  2000
                                                                                    ---------------       ---------------
Cash flows from operating activities:
   Net loss                                                                         $     (979,591)       $     (514,942)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                                        373,187               373,303
      Cumulative effect of change in accounting principle                                  298,134                     -
      Loss on derivative financial instruments                                             282,477                     -
      Changes in operating assets and liabilities:
       (Increase) decrease in receivables                                                   19,643                (9,314)
        Increase in inventories                                                           (370,541)             (129,758)
        Decrease in deposits and prepaid expenses                                           28,389                11,633
        Decrease in prepaid leases                                                         125,186               125,186
        Increase in accounts payable and other accrued expenses                            477,482               108,959
                                                                                    ---------------       ---------------
                          Net cash provided by (used in) operating activities               254,366               (34,933)
                                                                                    ---------------       ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (1,507,029)             (661,938)
                                                                                    ---------------       ---------------
                         Net cash used in investing activities                          (1,507,029)             (661,938)
                                                                                    ---------------       ---------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                   (108,323)             (200,484)
   Proceeds from issuance of short-term debt                                                     -               100,000
   Proceeds from issuance of long-term debt                                              1,264,180               333,450
                                                                                    ---------------       ---------------
                        Net cash provided by financing activities                        1,155,857               232,966
                                                                                    ---------------       ---------------

Decrease in cash and cash equivalents                                                      (96,806)             (463,905)

Cash and cash equivalents at beginning of period                                           185,551               644,706
                                                                                    ---------------       ---------------

Cash and cash equivalents at end of period                                          $       88,745        $      180,801
                                                                                    ===============       ===============
Supplemental cash flow information:
  Cash paid during the period for interest                                          $      290,745        $      229,144


           See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                     Notes to Condensed Financial Statements
                               September 30, 2001
                                   (Unaudited)


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

The following table presents financial information by operating segment for the nine months ended September 30, 2001 and 2000.

Nine months ended        Theater and        Food        Retail
September 30, 2001       Concessions       Service      Services      Corporate       Total
---------------------------------------------------------------------------------------------

Sales to unaffiliated
  customers              $ 1,632,960     $2,189,923    $1,033,574    $         -   $4,856,457

Operating income
  (loss)                 $   644,364     $  418,019    $  257,686    $(1,714,010)   $(393,941)

Nine months ended        Theater and        Food        Retail
September 30, 2000       Concessions       Service      Services      Corporate       Total
---------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers              $ 1,827,979     $2,054,774    $  731,225    $         -   $4,613,978

Operating income
  (loss)                 $   816,337     $  252,380    $  179,454    $(1,539,730)  $ (291,559)

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

At January 1, 2001, initial adoption of the new standards resulted in recognition of a derivative financial instrument liability and a cumulative effect adjustment of $298,134. Application of the new standards resulted in recognition of a loss on derivative financial instruments of $236,665 during the quarter ended September 30, 2001 and a loss of $282,477 for the nine months ended September 30, 2001.

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

On July 24, 2000 the Company completed financial arrangements for a program of capital improvements to the Branson Complex. These improvements include the construction of a new theater center adjacent to the Branson Complex which will house three theaters with state-of-the-art sound systems and stadium style seating, designed to exhibit 35mm feature length films. The theaters have a seating capacity of 185, 174, and 134 seats. Construction on the theaters commenced March of 2001 and was completed during the third quarter of 2001. The Company also increased the parking capacity of the Branson Complex by 165 spaces to accommodate the new theaters. The total cost of these capital improvements was approximately $1.9 million.

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2001 increased 6 percent to $2,197,991 as compared to $2,068,561 for the same quarter of the previous year. Revenues for the nine-month period ended September 30, 2001 increased 5 percent to $4,856,457 compared to $4,613,978 in the prior year period. The increase is a result of an increase of both food service and gift shop revenues offset by a decrease in IMAX film revenue. The decrease in IMAX revenue is primarily a result of poor weather in Branson during the first quarter that adversely affected tourist traffic to Branson. The increase in revenues for food service is a result of the IMAX Food Court being open for the entire quarter, while the increase in gift shop revenues is a result of the acquisition of the Fabulous
Finds jewelry kiosk in the fourth quarter of fiscal year 2000 and the acquisition of the Shadow Box Gift Shop in January 2001.

Direct operating expenses were $1,525,712 for the quarter ended September 30, 2001 representing 69 percent of sales, as compared to expenses of $1,445,462 or 70 percent of sales for the comparable period of the previous year. Direct operating expenses were $3,536,388 for the nine months ended September 30, 2001, representing 73 percent of sales, as compared to expense of $3,365,807 or 73 percent of sales for the comparable period of the previous year.

General and administrative expenses were $172,410 and $184,243 for the quarters ended September 30, 2001 and 2000 respectively and were $518,244 and $587,108 for the nine months ended September 30, 2001 and 2000, respectively. This decrease is a result of a Company wide effort to reduce all general and administrative expenses.

Advertising and marketing expenses were $201,382 for the quarter ended September 30, 2001 compared to $203,453 for the same period in 2000 and were $540,102 for the nine months ended September 30, 2001 compared to $579,319 for the same period in 2000.

Interest expense was $112,923 and $72,867 for the quarters ended September 30, 2001 and 2000 respectively and was $290,745 for the nine months ended September 30, 2001 and $229,144 for the same period in 2000. The increase in interest expense is a result of the increase in long term borrowings and the interest rate there on.

Net loss was $181,299 for the quarter ended September 30, 2001 compared to a net income of $30,768 for the same period of the previous year. Net loss was $979,591 for the nine months ended September 30, 2001 compared to a net loss of $514,942 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001 current assets totaled $931,779 while current liabilities totaled $1,192,237. The Company's current ratio at September 30, 2001 was .78 to 1.00.

During fiscal 2000, the Company borrowed $100,000 from Ms. Ann Bluto, a director of the Company. The loan bears interest at prime plus 1%. Proceeds of the loan were used to provide working capital for the Company.

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

Item 5.          Other Information
                 -----------------

                 On July 24, 2000 the Company refinanced its existing debt with Bank of America, N.A., providing the Company with a $200,000 Revolving Note which was recently renewed and is due June 15, 2002, advances on which bear interest at the prime rate plus 1%, and a Term Note and Credit Agreement in the principal amount of up to $4,676,203. The Term Note is amortized with monthly payments and matures on June 30, 2013. The interest rate on the Term Note is prime rate plus or minus .25% determined by certain financial ratios of the Company. The Company has entered into an interest rate swap transaction with Bank of America, N.A. to effectively fix the interest rate at 10.4% during the first five years of the Term Note. Proceeds of the Term Note will be used to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto and the remodeling of the restaurant area adjacent to the theaters.

                 The Revolving Note and the Term Note are secured by a Future Advance and Future Obligation Leasehold Deed of Trust, a Leasehold Deed of Trust, Assignment of Rents and Leases and a Security Agreement.

Item 6.          Exhibits and Reports on Form 8-K
                 ---------------------------------

                 A. Exhibits: None


                 B. Reports on Form 8-K : None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    11/12/01                                   /s/ Paul M. Bluto
        --------                                   -----------------
                                                   Paul M. Bluto
                                                   Chairman and
                                                   Principal Financial Officer
                                                   Chief Executive Officer




Date    11/12/01                                   /s/ Paul E. Rasmussen
        --------                                   ---------------------
                                                   Paul E. Rasmussen
                                                   President
                                                   Chief Operating Officer