Form 10KSB
period 2001-12-31
ITEC ATTRACTIONS INC
filed 2002-03-28
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.

                         Commission file number 0-21070

                             ITEC Attractions, Inc.


          Nevada                                            66-0426648
  -----------------------                       --------------------------------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The registrant's revenues for its fiscal year ended December 31, 2001 were $7,349,210.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $674,699 as of March 25, 2002, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock.

Check whether the issuer has filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a
plan confirmed by a court. Yes X     No

The number of shares outstanding of the registrant's class of common equity as of March 25, 2002:

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


Transitional Small Business Disclosure Format (check one): Yes      No X

                                     PART I


Item 1.  Description of Business
         -----------------------

         International Tourist Entertainment Corporation was formed in the U.S. Virgin Islands on June 3, 1986. At a shareholders meeting held October 16, 1999, the shareholders of International Tourist Entertainment Corporation, approved the merger of International Tourist Entertainment Corporation with and into ITEC Attractions, Inc., a Nevada corporation which was incorporated September 3, 1999. The sole purpose of the merger was to change the domicile from the U.S. Virgin Islands to Nevada. Hereafter, International Tourist Entertainment Corporation, the predecessor, and ITEC Attractions, Inc., the successor, together and separately, are referred to as the Company.


         The Company owns and operates a major, giant screen entertainment facility in Branson, Missouri, known as the IMAX(R) Entertainment Complex. The Branson facility was constructed by the Company and commenced operations on
October 8, 1993. The IMAX(R) Entertainment Complex consists of the Ozarks Discovery IMAX(R) Theater, a giant screen motion picture theater, the Elite Cinema III Theaters consisting of three 35mm motion picture theaters, which were opened in August 2001, the Remember When Theater which features live performances, McFarlain's, a full service restaurant, the IMAX Food Court which operates franchises for Quizno's Subs, Breadeaux Pizza, and Baskin Robbins, retail shops, various food concessions and related amenities.


         The Company  produced and owns an IMAX(R) theme film entitled  "Ozarks:
Legacy and Legend." The theme film premiered on April 28, 1995 and is exhibited only at the Ozarks Discovery IMAX(R) Theater. The Company also rents giant screen films and 35mm feature films from third parties for exhibition at its Branson facility.


         Revenues of the Company are generated from five general sources: (1) ticket sales for admission to the IMAX(R) Theater and for Elite Cinema III Theater; (2) operation of restaurant facilities and food court facilities; (3) retail shops operated by the Company; (4) ticket sales for admission to the Remember When Theater; and (5) lease of retail space.


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

         The Plan of Reorganization has proven effective. The Company has operated with positive cash flow since emerging from Chapter 11.


IMAX(R) Entertainment Complex, Branson, MO
------------------------------------------

         The Branson facility is known as the IMAX(R) Entertainment Complex. The Complex features a 532 seat IMAX(R) giant screen theater with a screen that is approximately 6 stories (62 feet) tall and 83 feet wide. This theater is known as the "Ozarks Discovery IMAX(R) Theater." Other features of the Complex which are operated by the Company are:


         - The Elite Cinema III Theater, a state of the art three theater complex that shows Hollywood type movies.

         - The Remember When Theater, a 210 seat live performance theater. Currently, the theater stars Mike Radford, Tony Melendez and Country Traditions. Mike Radford presents a comedy and patriotic show called the Remember When Show, which honors our heritage and pays tribute to our country. Tony Melendez: A Gift of Hope-proclaimed a "gift of hope" to the world by Pope John Paul II, Melendez amazes and inspires audiences by playing the guitar with his toes, accompanied by the talented Toe Jam Band. Country Tradition is a group of talented entertainers dedicated to passing on the tradition of country/bluegrass music. Country Traditions is new to the Remember When Theater and will begin their shows April 1, 2002.

         - "McFarlain's Family Restaurant," one of Branson's most popular eating establishments. The Restaurant seats 630 people and features regional food specialties as well as home baked pies and other desserts.

         - The IMAX Food Court which operates franchises for Quizno's Sub Sandwiches, Breadeaux Pizza, and Baskin Robbins Ice Cream.

         - Legacy & Legends Gift Shop offers products which tie to the IMAX(R) films being presented in the theater, reflect the lifestyle of the Ozarks and a large line of other gift shop items.

         - Fabulous Finds Gift Shop offers a unique blend of fine and fashion custom jewelry items with selections for both the young and young at heart.

         - ShadowBox Gift Shop offers a wide range of collectibles and other quality gift shop items.

         The Complex also houses some 12 other tourist related retail shops and kiosks, consisting of approximately 10,000 square feet, which are leased to and operated by third parties.


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

         In December of 1997, the Company installed a 35mm projection system with special lenses that allow the image of regular feature films to be projected in such a way as to fill approximately 60% of the six story tall screen. The projection system is tied into the powerful IMAX(R) sound system. This combination of the largest possible visual image and perhaps the nation's most sophisticated and effective theater sound system, make viewing a feature 35mm film a memorable experience.

         The reception of this unique 35mm projection system has been outstanding from both the local citizens and tourists. 35mm feature films are typically longer than IMAX(R) and as a result, concession sales have increased dramatically during the showing of 35mm movies.

         As a result of the experience the Company has had with exhibiting 35-mm movies in the IMAX Theater, the Company constructed and on August 14th, 2001, opened a three theater 35-mm complex adjacent to the IMAX Complex. The seating capacity of the three theaters is 181, 170 and 132 people. The theater that has 181 seats has a stage, so that the theater can be used for live shows. All three theaters have stadium seating and state of the art sound and projection systems.


McFarlain's Family Restaurant
-----------------------------

         The Company acquired the restaurant operation in May 1995 and has increased the total seating to 630 to take advantage of the popularity of the restaurant.

         The key factors in the success of McFarlain's are quality food and extra special service. Unique specialties like fried green tomatoes and french fried sweet potatoes are provided to entice customers.

         McFarlain's can accommodate up to 15 motor coach groups per hour. While tour groups are important, they represent only 33% of the restaurant's business. In 2001, the restaurant served over 380,000 people.


The IMAX Food Court
-------------------

         The Company acquired The Back Porch Deli operation from an existing tenant in January 1997. In late 1999, because of continuing operating losses at The Back Porch Deli, the Company's board approved the conversion of The Back Porch to a food court called The IMAX Food Court. This conversion was completed in May of 2000. The Company owns and operates The IMAX Food Court where it has acquired franchises for Quiznos Subs, Baskin Robbins and Breadeaux Pizza.


Remember When Theater
---------------------

         To better utilize space and broaden the entertainment offerings of the Complex, in 1998 the Company completed the construction of a 210 seat, intimate live performance theater in an area of the facility which had been an unused holding area for the IMAX(R) Theater.

         This theater was completed in March of 1998 and currently features Mike Radford's Remember When Show, the Tony Melendez Show, and a new show called the Country Traditions show. The Remember When Show has a comedy and patriotic theme that is both nostalgic and fun and has a lot of audience participation. Tony Orlando, a popular singer, has stated, "The Mike Radford Remember When Show is the best tribute to Veterans in Branson." In Tony Melendez's Show: A gift of Hope, he amazes and inspires audiences by playing the guitar with his toes and is accompanied by the talented Toe Jam Band. The Country Traditions show, which will begin holding shows in the Remember When Theater on April 1, 2002, is a group of talented entertainers sharing old-time music from the early days of Nashville's WSM radio and the Grand Ole Opry.


Company Owned Retail Operations
-------------------------------

         The Legacy & Legends Gift Shop is a full-fledged specialty gift shop. Traditionally it has generated the highest percentage profit of any of the Company's departments. Based on the success of the Legacy & Legends Gift Shop the Board of Directors approved a resolution to expand the retail operations of the Company whenever the opportunity presents itself. In October of 2000 the Company purchased Fabulous Finds, a jewelry kiosk located in the complex. In January of 2001 the Company purchased Shadow Box Gifts. Shadow Box is a gift shop located in the complex specializing in the sale of collectibles and other gift shop items.


Leased Space
------------

         Since the inception of the Complex in 1993, retail sales have been a very important factor in creating a total experience for visitors. In addition to the three shops operated by the Company, there are now 12 retail shops and kiosks in the Complex that are leased to third parties. The Complex boasts the most atmospheric, comfortable and unique indoor shopping experience in Branson and is able to demand some of the highest rents for retail space in Branson.

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

         The major attraction in Branson is Silver Dollar City, an amusement park with an 1890's theme, which attracts almost 2 million visitors each year. Several other attractions exist in Branson, including water parks, family amusements, and activities related to the lake in the region. The Company has entered into cross promotion arrangements with Silver Dollar City and with several of the major entertainers and timeshare developers in Branson. The IMAX(R) Entertainment Complex has become established as one of the major attractions in Branson and approximately 1,000,000 people visited the facility in 2001.


Employees
---------

         At December 31, 2001, the Company had approximately 90 full-time employees and all of them work at the IMAX(R) Entertainment Complex in Branson, Missouri.


Item 2.  Description of Property
         -----------------------

         The Company entered into a 50-year ground lease in July 1993 for the 5.5-acre site on which its Branson facility is located. The Company has prepaid the first 20 years of the lease with a payment of $1,025,000. Commencing in the 21st year of the lease, the annual lease payment will be $145,000 per year, adjusted to reflect inflationary increases. In conjunction with the anticipated construction of the new 35-mm theater complex and parking lot expansion, the Company leased an additional one-acre of land at an annual lease payment of $20,000 per year. The term of this lease is the same as the 5.5-acre lease. The Company completed the construction of the parking lot expansion and the new theater complex in August of 2001.

         The Company completed the construction of its Branson facility in 1993 on the 5.5-acre site leased by the Company. The Company owns the Branson facility, subject to a mortgage in the principal amount of $4,626,301 in favor of the Bank of America.

         The Company owns a condominium in Branson, Missouri, which it acquired in 1994 for $148,000 and which is subject to a mortgage at December 31, 2001 in the principal amount of $108,231 in favor of Liberty Bank with monthly payments of $1,025. The condominium is used as a part-time residence by the Company's

Chairman, Paul Bluto.

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

         No matter was submitted to a vote of security holders during the fourth quarter of 2001.

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

                                      High                  Low
                                      ----                  ---

         2000
         ----
         1st Quarter                 $ 2.12             $  0.25
         2nd Quarter                   0.34                0.19
         3rd Quarter                   0.25                0.16
         4th Quarter                   0.22                0.16

         2001
         ----
         1st Quarter                 $ 0.21             $  0.09
         2nd Quarter                   0.13                0.09
         3rd Quarter                   0.13                0.09
         4th Quarter                   0.09                0.05


         (b) Holders. The approximate number of record holders as of March 25, 2002 of the Company's common stock, $.001 par value, was 380. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including those beneficial owners, the Company estimates the total number of shareholders exceeds 1,200.

         (c) Dividends. The Company has never paid cash dividends on its common stock. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the operation and development of its business.

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


Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of ITEC Attractions, Inc. This discussion and analysis should be read in conjunction with the financial statements and related notes for the years ended December 31, 2001 and 2000.

         ITEC Attractions, Inc. began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October 1993. In December 1997, the Company installed a new 35mm projection system, in addition to its IMAX giant screen projection system, and began showing feature 35mm films each evening in addition to the IMAX giant screen film presentations. In addition, the facility includes an enclosed shopping mall with approximately 22,000 square feet of retail space. McFarlain's, a family restaurant in the mall, has been owned and operated by the Company since May 1, 1995. During the quarter that ended March 31, 1997, the Company acquired assets to begin the operation of The Back Porch, an express deli and bakery which is also located in the mall. In 2000, The Back Porch was converted to the IMAX Food Court. The IMAX Food Court includes franchises for Quizno's Sub Sandwiches, Baskin & Robbins Ice Cream, and Breadeaux Pizza. In 1994, the Company began selling gift items related to the films which were being exhibited in the theater or which are representative of the lifestyle of the Ozarks. This operation has evolved into the Legacy & Legends Gift Shop, which has been one of the Company's most profitable and fastest growing departments. Because of the success of the Legacy and Legends Gift shop, in 2000 the Company made a decision to expand its gift shop operations. In October of 2000 the Company acquired Fabulous Finds, a kiosk located in the Complex that primarily sells custom jewelry, and in January of 2001, the Company acquired ShadowBox Gifts and Collectibles, a gift shop in the mall that features collectibles and other unique gift shop items. Twelve other shops and kiosks are currently leased to third parties.

         In March 1998, the Company completed the construction of a 210-seat theater for live performances in the Branson complex. In 2002, Mike Radford's Remember When Show, the Tony Melendez Show and Country Traditions will perform daily in this theater.

         During the quarter ending September 30, 1998, the Company completed an addition to McFarlain's restaurant that increased seating by 133 people. This is the second major expansion of the restaurant within a two and a half year period and brought the total seating capacity to 630 people.

         On July 24, 2000 the Company completed financial arrangements for a program of capital improvements to the Branson Complex. These improvements include the construction of a new theater complex adjacent to the Branson Complex which houses three theaters with state-of-the-art sound systems and stadium style seating, designed to exhibit 35mm feature length films. The theaters have a seating capacity of 181, 170, and 132. Construction of the theaters was completed in August of 2001. The Company also increased the parking capacity of the Branson Complex by 165 spaces to accommodate the new theaters. Construction of the parking expansion commenced in January of 2000 and was completed in August of 2001 at the time the new theater complex opened. The Company also converted the Back Porch Deli to the IMAX Food Court in the Branson Complex to incorporate with the new theater center. The cost of these capital improvements is approximately $1.8 million.

Results of Operations
---------------------

         Revenues for the year ended December 31, 2001 increased 6 percent to $7,349,210 as compared to $6,906,588 for the previous year. The increase is a result of both food service and gift shop revenues, offset by a decrease in IMAX film revenue. The decrease in IMAX revenue is a result of poor weather in Branson during the first quarter that adversely affected tourist traffic to Branson, and to an overall decrease in interest in IMAX films nationally. The increase in revenues for food service is a result of the IMAX Food Court being open for the entire year, while the increase in gift shop revenues is a result of the acquisition of the Fabulous Finds jewelry kiosk in the fourth quarter of 2000 and the acquisition of the ShadowBox Gift Shop in January 2001.

         Direct operating expenses were $5,290,504 for the year ended December 31, 2001 representing 72 percent of sales. This compares with direct operating expenses of $4,960,623 for the previous year, representing 72 percent of sales. Direct operating expenses increased by $329,881 over the previous year. The increase is primarily attributable to increased sales.

         General and administrative expenses decreased to $718,533 for the year ended December 31, 2001 as compared to $775,789 for the previous year. This decrease reflects a reduction in the number of employees.

         Advertising and marketing expense was $704,048 for the year ended December 31, 2001 compared to $776,505 for the prior year. This decrease reflects cost cutting implemented by the Company.

         Interest expense was $404,105 and $345,500 for the years ended December 31, 2001 and 2000 respectively. This increase in interest expense is related to increased borrowings for construction of the new parking lot and construction of Elite Cinema III. At the time the Company entered into the new term loan with the Bank of America, the Company was required to enter into an interest rate swap agreement, which effectively fixed the interest rate on the this note which is due June 2013 at 10.4% through April 1, 2006. The Company recorded an interest rate swap liability at fair value which resulted in recognition of a loss of $484,031 in 2001.

         The net loss was $754,750 for the year ended December 31, 2001 compared to $414,178 for the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001 current assets totaled $698,510, while current liabilities totaled $750,417. The Company's current ratio at December 31, 2001 was .93 to 1.00.

         As of December 31, 2001, the Company had borrowed $100,000 from Ms. Ann Bluto, a director of the Company. The loan bears interest at prime plus 1%.

Proceeds from the loan were used to provide working capital for the Company. The Company has entered into an agreement to extend the due date of this note to June 30, 2002.

         On July 24, 2000, the Company refinanced its existing line of credit and existing long term debt with a new line of credit in the amount of $200,000 and a new term loan in the amount of $4,676,203. The additional proceeds of the term loan are to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto and the construction of the food court. As of December 31, 2001, the principal balance due on the term loan was $4,626,301. The line of credit and the term loan are secured by deeds of trust on the Company's theater complex and ground leases. The line of credit bears interest at the rate of prime plus 1% and is due June 15, 2002.

         With the new term loan the Company entered into an interest rate swap with the Bank of America, N.A. (the "Bank") to effectively fix the interest rate on the Company's term note with the Bank which is due June 2013 at 10.4% through April 1, 2006.

         Primarily due to cost overruns from the construction of the new theater complex, the Company borrowed additional funds during the first quarter of 2002, to finance its operations. The Company has borrowed the entire $200,000 available under the line of credit. In addition, the Company has borrowed an additional $85,000 from Ann Bluto, a director of the Company, $25,000 of which is due on demand and bears interest at the rate of prime plus 2%, and the remaining $60,000 of which is due September 8, 2002 and bears interest at the rate of 10.75%.

         Going forward, the Company expects to be able to finance its operations and immediate capital requirements from currently available capital and cash flow from operations.


Item 7.  Financial Statements
         --------------------

         The Financial Statements of the Company are included elsewhere herein.


Item  8.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

         On April 9, 2001, the Company dismissed Tanner + Co., Salt Lake City, Utah, the principal accountant previously engaged to audit the Registrant's financial statements. The accountants' report on the Company's financial statements for the fiscal years ended December 31, 2000 and 1999 did not contain an adverse opinion or a disclaimer of opinion, nor any modification or qualification. The Board of Directors of the Company has approved the change of accountants.

         There have been no disagreements between the Company and the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the fiscal years ended December 31, 2000 and 1999 or any subsequent period preceding the change described herein.

         On April 12, 2001, the Company engaged BKD, LLP, Springfield, Missouri, as the principal accountant to audit the Company's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

Directors and Executive Officers

         The directors and executive officers of the Company at March 25, 2002 are:


Name                           Age  Position in Company
----                           ---  -------------------
Paul M. Bluto                   73  Chairman of the Board of Directors,
                                    Chief  Executive  Officer and Chief
                                    Financial Officer

Lourette Ann Bluto              69  Director

Thomas J. Carlson               49  Director

Kelvyn H. Cullimore             66  Director

Kelvyn H. Cullimore, Jr.        45  Director

Francis E. McLaughlin           60  Director

Kumar V. Patel                  56  Director

Paul Rasmussen                  60  President and Chief Operating Officer

Randy S. Brashers               33  Vice President of Operations

Robert J. Cardon                38  Secretary/Treasurer

Debby Black                     34  Vice President of MaFarlains Restaurant

Gayle Pitman                    44  Vice President of Retail Sales

         Kelvyn H. Cullimore is the father of Kelvyn H. Cullimore, Jr and Lourette Ann Bluto is the wife of Paul M. Bluto. There are no other family relationships among any of the above-named persons.

         All directors of the Company are elected to hold office until the annual meeting of the shareholders following their election and until their successors have been duly elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are chosen and qualify, or until their death, or until they resign or have been removed from office.

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

         Thomas J. Carlson became a Director in June 1997. Mr. Carlson has been in a private law practice for over 14 years in Springfield, Missouri. From 1987 to 1993, and 2001 to the present, he has served as Mayor of Springfield. He serves on various community service boards of directors. Mr. Carlson received a JD degree from the University of Missouri at Kansas City in 1979 and a BA degree in Journalism from George Washington University in 1975.

         Kelvyn H. Cullimore has been a Director since 1986 and served as Chairman of the Board from 1986 to February 1997. Mr. Cullimore received a B.S. in Marketing from Brigham Young University in 1957 and, following graduation, worked for a number of years as a partner in a family-owned home furnishings business in Oklahoma City, Oklahoma. Mr. Cullimore has participated in the organization and management of various enterprises, becoming the president or general partner in several business entities, including real estate, the motion picture industry and equipment partnerships and has served on the board of directors of Brighton Bank and a privately-owned wholesale travel agency. Since 1975, Mr. Cullimore has consulted for independent film production and distribution companies and has been involved in the raising of capital for the production of feature-length films. From 1979 to 1992, Mr. Cullimore served as chairman of the board and president of American Consolidated Industries ("ACI"), a corporate affiliate of Dynatronics Corporation, which in 1992 was merged with and into Dynatronics Corporation. ACI was a privately-owned holding company for various investments. From 1983 to 1992, Mr. Cullimore also served as president of Dynatronics Corporation and from 1983 to present he has served as chairman of the board of Dynatronics Corporation, a publicly-held company whose securities are registered under the Securities Exchange Act of 1934, as amended.

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

         Randy S. Brashers was elected Vice President of Operations for the Company in June of 1997. Mr. Brashers is a life-long resident of the Ozarks. He grew up in the retail and wholesale broker business and graduated with a B.S. degree from Southwest Missouri State University. He was employed by the Kimberling City Chamber of Commerce prior to joining ITEC in December of 1993. He has served as floor manager, assistant operations manager and operations manager prior to his current position.

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

         Debby Black was elected Vice President of MaFarlains Restaurant in June of 2001. Ms. Black has been employed by McFarlains Restaurant since September 1995. She has held a number of positions at McFarlains.

         Gayle  Pitman was elected  Vice  President  of Retail  Sales in June of
2001, and has held a number of management positions in the retail sales industry. She is currently manager of the Legacy & Legends gift shop, Fabulous Finds Jewelry and the ShadowBox Gift and Collectibles store, all of which are owned by the Company.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Assoc. of Securities Dealers. Directors, officers and beneficial owners of more than 10% of the Company's stock are required by regulations of the

Securities  and  Exchange  Commission  to furnish the Company with copies of all
Section 16(a) forms which they file.

         Based solely upon a review of reports furnished to the Company pursuant to Section 16(a) for its most recent fiscal year, reports furnished to the Company pursuant to Section 16(a) with respect to its most recent fiscal year and written representations, if any. The Company is not aware of any reports required by Section 16(a) to be filed by directors, officers or beneficial owners of more than 10% of the Company's stock that were not filed on a timely basis; except that Kelvyn H. Cullimore Sr., a director of the company, filed a Form S, for the year ended December 31, 2000, reporting the sale of 20,000 shares, after the required filing date.


Item 10.  Executive Compensation
          ----------------------

Compensation of Executive Officers
----------------------------------

         The following table sets forth the compensation of the Company's chief executive officer during the years ended December 31, 2001, 2000 and 1999. No executive officer or individual had a total annual salary and bonus exceeding $100,000 for any of these periods.

                               Summary Compensation Table

                                                                         Long  Term  Compensation
                                                               -------------------------------------------
                               Annual  Compensation                   Awards                Payouts
                     ----------------------------------------  ---------------------  --------------------
                                                     Other      Restricted
Name and                                            Annual       Stock                 LTIP     All Other
Principal                                           Compen-      Award(s)   Options/  Payouts    Compen-
Position             Year   Salary($)  Bonus($)     sation($)     ($)        SAR(#)    ($)      sation($)
--------             ----   ---------  --------     ---------  -----------  --------  -------  -----------

Paul M. Bluto        2001     -0-        -0-         $59,400     $ -0-        -0-     $-0-       $ -0-
(CEO) (1)            2000     -0-        -0-         $64,896     $ -0-        -0-     $-0-       $ -0-
                     1999     -0-        -0-         $52,500     $ -0-        -0-     $-0-       $ -0-
Kelvyn H. Cullimore  1999  $ 8,400       -0-         $ 7,663(2)
     (2)
----------------------------------------------------------------------------------------------------------

         (1) Mr. Bluto was elected the Company's Chief Executive Officer effective March 1, 1999. Mr. Bluto is not paid a salary for holding the position of Chief Executive Officer. He was, however, paid $59,400, $64,896 and $52,500 for director's fee and consultation services rendered to the Company for the year ended December 31, 2001, 2000, and 1999 respectively. Mr. Bluto maintains a home in California but visits Branson several times a year. The Company does provide Mr. Bluto with the use of a Company owned condominium during his visits to Branson. The Company payments for the condominium were $12,300 for the year ended December 31, 2001. This amount is not included in the compensation table above.

         (2) Mr. Cullimore resigned as the Company's Chief Executive Officer and President effective February 28, 1999. The table above represents Mr. Cullimore's compensation for the two-month period ended February 28, 1999. Included in these amounts are premiums of $7,663 for the year ended December 31, 1999 on insurance policies funding a salary continuation plan for Mr. Kelvyn H. Cullimore. Also included are life insurance premiums, disability insurance premiums and personal usage of a Company automobile or car allowance.

         The Company did not make any awards of restricted stock to the named executives nor grant any stock options or stock appreciation rights to the named executives during the fiscal years ending December 31, 2001, 2000 and 1999.

         The Company made no payouts under any long-term incentive plan to the named executives during the fiscal years ending December 31, 2001, 2000 and 1999. The Company does not maintain any defined benefit or actuarial plan.

Compensation of Directors
-------------------------

         Directors of the Company receive $1,050 per meeting for service as directors of the Company. The Board of Directors will meet quarterly or more often as needed. Directors are reimbursed for expenses incurred on behalf of the Company in attending directors meetings.


Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table sets forth, as of March 25, 2002, certain information with respect to any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's capital stock, each director, certain executive officers and as to all directors and officers as a group:

                         Common Stock Beneficially Owned
                         -------------------------------


Name and Address           Amount and Nature of
of Benefical Owner (1)      of Beneficial Ownership          Percent of Class(2)
----------------------     ------------------------          -------------------

Paul M. Bluto (3)                5,373,666                           67.7%

Lourette Ann Bluto (3)           5,373,666                           67.7%

Kelvyn H. Cullimore (4)            433,982                            5.5%

Kelvyn H. Cullimore, Jr. (5)       220,339                            2.8%

Francis E. McLaughlin (6)          111,097                            1.4%

Kumar V. Patel (7)                 100,000                            1.3%

Thomas J. Carlson(8)                66,667                            0.8%

Randy S. Brashers                   70,543                            0.9%

All Directors and Officers
of the Company as a Group        6,155,955                           77.6%
(8 persons)(8)


         (1) The address of each person named in the table is % ITEC Attractions, Inc., 3562 Shepherd of the Hills Expressway, Branson, Mo 65616.

         (2) These calculations are based upon a total of 7,937,638 shares outstanding as of March 25, 2002. In addition, for each person or group the number of shares owned and the calculation of the percentage ownership includes the number of shares that person or group has the right to acquire.

         (3) Mr. Paul Bluto and Mrs. Lourette Ann Bluto jointly own 11,013 shares as a result of their pre-bankruptcy holdings. Mr. Bluto acquired 4,433,490 restricted shares pursuant to the Company's Plan of Reorganization. Mr. Bluto acquired 539,573 restricted shares in a private placement by the Company. Mrs. Bluto owns directly 6,257 shares. In addition, Mr. Bluto's individual retirement account holds 383,333 restricted shares acquired in a private placement by the Company and Mrs. Bluto is deemed to be the beneficial owner of the shares. All shares owned directly or beneficially by either Mr. Bluto or Mrs. Bluto are deemed to be beneficially owned by the other.

         (4) Mr. Cullimore owns directly and beneficially 213,643 shares of the Company. Mr. Cullimore may be deemed to be a control person of Dynatronics Corporation, which owns 220,339 shares, which are included in Mr. Cullimore's holdings.

         (5) Mr. Cullimore, Jr. may be deemed to be a control person of Dynatronics Corporation, which owns 220,339 shares, which are included in Mr. Cullimore, Jr.'s holdings.

         (6)  Mr. McLaughlin is the direct and beneficial owner of these shares.

         (7)  Mr. Patel is the direct and beneficial owner of these shares.

         (8)  Mr. Carlson is the direct and beneficial owner of these shares.

         (9) The calculation of beneficially owned shares of all executive officers and directors as a group eliminates the duplicate entries of shares owned by Dynatronics which are reflected in the beneficial ownership of both Kelvyn H. Cullimore and Kelvyn H. Cullimore, Jr., as well as shares owned by GS&W Services, Inc. and the Bluto family, which are reflected in the beneficial ownership of both Paul and Lourette Ann Bluto.


Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         Mrs. Lourette Ann Bluto, a Director and majority stockholder of the Company, has loaned $185,000 to the Company; $25,000 of this amount bears interest at prime plus 2% and is due on demand, $100,000 of this amount bears interest at prime plus 1% and is due June 30, 2002 and $60,000 of this amount bears interest at 10.75% and is due September 8, 2002.

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

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

(a)    Financial Statements and Schedules Filed as part of Form 10-KSB:
       ----------------------------------------------------------------

         Independent Accountants' Report of BKD, LLP., for the year ended December 31, 2001.
         Independent Auditors' Report of Tanner + Co. for the year ended December 31, 2000.
         Balance Sheets as of December 31, 2001 and 2000.
         Statements of Operations for the years ended December 31, 2001 and 2000.
         Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000.
         Statements of Cash Flows for the years ended December 31, 2001 and 2000.
         Notes to Financial Statements

         Schedules are omitted for the reason that they are not required, are not applicable, or the required information is included in the financials or notes thereto.

(b)   Exhibits
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

         16 Letter of Tanner + Co. regarding change of certified accountants(incorporated by reference to Form 8-K as of April 19, 2001).

(c)    Reports on Form 8-K:  April 19, 2001
       --------------------


                             ITEC Attractions, Inc.

                  Accountants' Report and Financial Statements

                           December 31, 2001 and 2000

                         Independent Accountants' Report



Board of Directors
ITEC Attractions, Inc.
Branson, Missouri


We have audited the accompanying balance sheet of ITEC Attractions, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ITEC Attractions, Inc. as of and for the year ended December 31, 2000, were audited by other accountants whose report dated February 22, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of ITEC Attractions, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8, the Company changed its method of accounting for derivative financial instruments in 2001.


                                      /s/BKD, LLP

Springfield, Missouri
February 22, 2002

                                                    INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of ITEC Attractions, Inc.


We have audited the balance sheet of ITEC Attractions, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITEC Attractions, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




                                                /s/TANNER + CO.


Salt Lake City, Utah
February 22, 2001

                                 ITEC Attractions, Inc.
                                     Balance Sheets
                               December 31, 2001 and 2000


Assets

                                                                                   2001                2000
                                                                            ----------------------------------------
    Current Assets
        Cash                                                                  $         66,084   $        185,551
        Accounts receivable                                                             39,984             81,716
        Inventories                                                                    332,164            172,884
        Prepaid expenses and other                                                      93,363            101,138
        Prepaid leases - current                                                       166,915            166,915
                                                                              ----------------   ----------------

               Total current assets                                                    698,510            708,204
                                                                              ----------------   ----------------


    Property and Equipment, At Cost
        Buildings and leasehold improvements                                         7,118,831          5,838,001
        Machinery and equipment                                                      1,345,863          1,114,495
        Furniture and fixtures                                                         586,224            439,272
        Film development costs                                                         900,000            900,000
        Construction in progress                                                            --             72,427
                                                                              ----------------   ----------------
                                                                                     9,950,918          8,364,195
        Less accumulated depreciation and amortization                               2,738,521          2,231,847
                                                                              ----------------   ----------------

                                                                                     7,212,397          6,132,348
                                                                              ----------------   ----------------

    Other Assets
        Prepaid leases                                                                 631,358            798,273
        Other                                                                            5,613             18,787
                                                                              ----------------   ----------------

                                                                                       636,971            817,060
                                                                              ----------------   ----------------

                                                                              $      8,547,878   $      7,657,612
                                                                              ----------------   ----------------

See Notes to Financial Statements                                                                              22


Liabilities and Stockholders' Equity

                                                                                   2001                2000
                                                                            ----------------------------------------
    Current Liabilities
        Current maturities of long-term debt                                  $        242,807   $        205,746
        Accounts payable                                                               357,660            268,577
        Accrued expenses                                                               149,950            183,248
                                                                              ----------------   ----------------

               Total current liabilities                                               750,417            657,571
                                                                              ----------------   ----------------


    Long-Term Debt                                                                   4,669,352          3,647,455

    Accrued Lease Expense                                                              478,956            422,609

    Interest Rate Swap Agreement                                                       484,031                 --

    Other                                                                               20,739             30,844
                                                                              ----------------   ----------------

                                                                                     5,653,078          4,100,908

    Stockholders' Equity
        Common stock,  $.001 par value; authorized 40,000,000 shares;
          issued and outstanding 7,937,638 shares                                        7,938              7,938
        Additional paid-in capital                                                  10,781,076         10,781,076
        Retained earnings (deficit)                                                 (8,644,631)        (7,889,881)
                                                                              ----------------   ----------------

               Total stockholders' equity                                            2,144,383          2,899,133
                                                                              ----------------   ----------------

                                                                              $      8,547,878   $      7,657,612
                                                                              ----------------   ----------------

See Notes to Financial Statements                                                                              23

                                 ITEC Attractions, Inc.
                                Statements of Operations
                         Years Ended December 31, 2001 and 2000

                                                                                   2001                2000
                                                                            -------------------------------------
    Revenues
        Theater and concession                                                $      2,282,827   $      2,458,421
        Food service                                                                 3,389,642          3,226,549
        Gift shops                                                                   1,240,794            711,059
        Mall operations                                                                435,947            510,559
                                                                              ----------------   ----------------

                                                                                     7,349,210          6,906,588
                                                                              ----------------   ----------------

    Direct Expenses
        Theater and concession                                                       1,444,687          1,356,589
        Food service                                                                 2,611,327          2,751,418
        Gift shops                                                                     913,417            486,338
        Mall operations                                                                321,073            366,278
                                                                              ----------------   ----------------

                                                                                     5,290,504          4,960,623
                                                                              ----------------   ----------------

    Gross Profit                                                                     2,058,706          1,945,965
                                                                              ----------------   ----------------

    Operating Expenses
        General and administrative                                                     718,533            775,789
        Advertising and marketing                                                      704,048            776,505
        Depreciation and amortization                                                  506,674            472,538
        Loss on derivative financial instruments                                       185,897                 --
                                                                              ----------------   ----------------

                                                                                     2,115,152          2,024,832
                                                                              ----------------   ----------------

    Operating Loss                                                                     (56,446)           (78,867)
                                                                              ----------------   ----------------

    Other Income (Expense)
        Interest income                                                                  3,935             10,189
        Interest expense                                                              (404,105)          (345,500)
                                                                              ----------------   ----------------

                                                                                      (400,170)          (335,311)
                                                                              ----------------   ----------------

    Loss Before Cumulative Effect of Change in Accounting Principle                   (456,616)          (414,178)

    Cumulative Effect of Change in Accounting Principle                               (298,134)                --
                                                                              ----------------   ----------------

    Net Loss                                                                  $       (754,750)  $       (414,178)
                                                                              ----------------   ----------------

    Loss Per Common Share Before Cumulative Effect  of Change in
       Accounting Principle                                                   $           (.06)  $           (.05)

    Loss Per Common Share on Cumulative Effect of Change in Accounting
       Principle                                                                          (.04)                --
                                                                              ----------------   ----------------

    Net Loss Per Common Share                                                 $           (.10)  $           (.05)
                                                                              ----------------   ----------------


See Notes to Financial Statements                                                                              24

                                 ITEC Attractions, Inc.
                           Statements of Stockholders' Equity
                         Years Ended December 31, 2001 and 2000


                                                                  Additional            Retained
                                                Common              Paid-In             Earnings
                                                 Stock              Capital             (Deficit)              Total
                                           ------------------ -------------------- -------------------- --------------------

    Balance, January 1, 2000               $         7,938    $       10,781,076   $       (7,475,703)  $        3,313,311


        Net loss                                        --                    --             (414,178)            (414,178)
                                           ---------------    ------------------   ------------------   ------------------

    Balance, December 31, 2000                       7,938            10,781,076           (7,889,881)           2,899,133


        Net loss                                        --                    --             (754,750)            (754,750)
                                           ---------------    ------------------   ------------------   ------------------


    Balance, December 31, 2001             $         7,938    $       10,781,076   $       (8,644,631)  $        2,144,383
                                           ---------------    ------------------   ------------------   ------------------


See Notes to Financial Statements                                                                                       25

                                 ITEC Attractions, Inc.
                                Statements of Cash Flows
                         Years Ended December 31, 2001 and 2000


                                                                                   2001                2000
                                                                            ----------------------------------------
    Operating Activities
        Net loss                                                              $       (754,750)  $       (414,178)
        Items not requiring (providing) cash
           Depreciation and amortization                                               506,674            472,538
           Cumulative effect of change in accounting principle                         298,134                 --
           Loss on derivative financial instruments                                    185,897                 --
           Gain on sale of property and equipment                                           --             (7,759)
        Changes in
           Accounts receivable                                                          41,732             (1,028)
           Inventories                                                                (159,280)           (77,131)
           Prepaid expenses and other                                                  187,864            148,384
           Accounts payable and accrued expenses                                       102,027            (44,109)
                                                                              ----------------   ----------------

               Net cash provided by operating activities                               408,298             76,717
                                                                              ----------------   ----------------

    Investing Activities
        Purchase of property and equipment                                            (380,469)          (440,025)
                                                                              ----------------   ----------------

               Net cash used in investing activities                                  (380,469)          (440,025)
                                                                              ----------------   ----------------

    Financing Activities
        Principal payments on long-term debt                                          (147,296)          (141,689)
        Proceeds from issuance of long-term debt                                            --             45,842
                                                                              ----------------   ----------------

               Net cash used in financing activities                                  (147,296)           (95,847)
                                                                              ----------------   ----------------

    Decrease in Cash                                                                  (119,467)          (459,155)

    Cash, Beginning of Year                                                            185,551            644,706
                                                                              ----------------   ----------------

    Cash, End of Year                                                         $         66,084   $        185,551
                                                                              ----------------   ----------------

    Supplemental Cash Flows Information

        Interest paid (net of amount capitalized)                                     $391,896           $339,733

        Long-term debt incurred for purchase of property and equipment              $1,206,254           $465,680


See Notes to Financial Statements                                                                              26

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2001 and 2000



Note 1:  Nature of Operations and Summary of Significant Accounting Policies


    Nature of Operations

         The Company's principal business is in the tourist entertainment industry. The Company has a tourist entertainment complex in Branson, Missouri, which encompasses movie theaters, a shopping mall, a restaurant and a food court.


    Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


    Inventory Pricing

         Inventories consist of retail merchandise, food and concession items. Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method.


    Property and Equipment

         Property and equipment are depreciated over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Annual depreciation is primarily computed using accelerated methods.

         The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average rates paid for long-term borrowing. Total interest incurred each year was:

                                                     2001           2000
                                                 -------------------------------

           Interest costs capitalized            $     45,919   $          --
           Interest costs charged to expense          404,105          345,500
                                                 ------------   --------------

                  Total interest incurred        $    450,024   $      345,500
                                                 ------------   --------------


    Income Taxes

         Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2001 and 2000

    Revenue Recognition

         Revenues are recognized at the time they are earned, which is generally simultaneous with their receipt.


    Loss Per Common Share

         Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding used in the computation of loss per common share was 7,937,638 for each of the years ended December 31, 2001 and 2000.


    Film Development Costs

         Film development costs reflect the direct costs incurred to produce a screen film exhibited by the Company. Such costs are amortized using the straight-line method over an estimated useful life of ten years. The estimated useful life and method of amortization are based principally on management's estimates of projected future revenues, and the years over which similar theme films have been exhibited within the screen theater industry. As films are exhibited and historical information becomes available to aid management in film revenue projections, amortization will be modified, if necessary, so as to reasonably relate film costs to estimated gross revenues expected over the estimated useful life of the films, not to exceed ten years. Management evaluates the unamortized film development costs for possible impairment giving consideration to various factors including revenue trends and projected cash flows. Impairments determined through the evaluation are expensed currently.



Note 2:  Inventories

                                          2001                2000
                                      -----------------------------------

               Gift shops             $        278,203   $        130,449
               Food                             46,325             37,787
               Concessions                       7,636              4,648
                                      ----------------   ----------------

                                      $        332,164   $        172,884
                                      ----------------   ----------------

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2001 and 2000

Note 3:  Line of Credit

         The Company has a $200,000 revolving bank line of credit expiring in 2002. At December 31, 2001 and 2000, there was no outstanding balance on this line. The line is collateralized by substantially all of the Company's assets and interest varies with the bank's prime rate. Subsequent to December 31, 2001, the Company has borrowed the entire $200,000 available under the line of credit.



Note 4:  Long-Term Debt

                                                       2001          2000
                                                 ---------------------------

           Note payable, bank (A)                $  4,626,301   $  3,558,912
           Note payable, bank (B)                     108,231         99,127
           Note payable, related party (C)            100,000        100,000
           Notes payable, various (D)                  73,772         80,344
           Capital lease obligations (E)                3,855         14,818
                                                 ------------   ------------

                                                    4,912,159      3,853,201

           Less current maturities                    242,807        205,746
                                                -------------   ------------

                                                $   4,669,352   $  3,647,455
                                                -------------   ------------

         (A) Due June 2013; payable monthly plus interest at prime plus or minus 0.25% based on certain financial ratios; secured by the theater complex.

         (B) Due January 2003; payable monthly including interest at prime; secured by real property.

         (C) Due June 30, 2002; interest payable monthly at prime plus 1%; unsecured. Subsequent to December 31, 2001, the Company has entered into a $25,000 note payable to this related party which is due on demand and bears interest payable quarterly at prime plus 2% and a $60,000 note payable to this related party which is due September 8, 2002, and bears interest payable monthly at 10.75%.

         (D) Various obligations arising from the purchase of equipment and vehicles collateralized by equipment and vehicles acquired; interest ranges from 9% to 10.5%; due through 2003.

         (E) Capital leases include leases covering various equipment due in 2002.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2001 and 2000


         Aggregate annual maturities of long-term debt and payments on capital lease obligations at December 31, 2001 are:

                                              Long-Term           Capital
                                                Debt               Lease
                                            (Exc. Leases)       Obligations
                                          --------------------------------------

           2002                           $        238,845     $        3,962
           2003                                    206,513                 --
           2004                                     95,332                 --
           2005                                    105,733                 --
           2006                                    116,803                 --
           Thereafter                            4,144,971                 --
                                          ----------------     ---------------
                                          $      4,908,197              3,962

           Less amount representing interest                             (107)
                                                               ---------------

           Present value of future minimum lease payments      $        3,855
                                                               ---------------

         Property and equipment include the following property under capital leases:

                                                      2001           2000
                                                  -------------------------

           Equipment                             $   259,731   $    259,731
           Less accumulated depreciation             248,621        238,061
                                                 -----------   ------------

                                                 $    11,110   $     21,670
                                                 -----------   ------------

Note 5:  Leases

         The Company has a ten-year operating lease agreement for a giant screen theater projection and sound system for its Branson Theater Complex. Under the terms of this agreement, the Company was required to make advance rental payments. Such amounts, net of amortization, are reflected in prepaid leases in the accompanying financial statements. The advance rent payments are being amortized on a straight-line basis over the initial ten-year lease term. Additionally, the lease agreement requires the monthly payments to be adjusted annually based on the Consumer Price Index throughout the remaining lease term, together with annual percentage royalties ranging from one to ten percent based upon the attainment of certain net theater admission revenue volumes. The lease expires in September 2003, and has an option to be renewed for an additional ten-year term. Advance and fixed minimum lease commitments related to this lease are included in the following tables.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2001 and 2000

         The Company also has a fifty-year operating lease on land located in Branson, Missouri, the site of the Company's giant screen tourist entertainment complex. An advance rent payment of $1,025,000 was made at the time of the lease which satisfied the Company's rent obligation for years one through twenty of the lease agreement. For years twenty-one through fifty of the lease, the Company is obligated to make quarterly rent payments aggregating $145,000 annually. These amounts are subject to an annual consumer price index adjustment. Base rents including the $1,025,000 in advance rents and the $145,000 annual amount commencing in the twenty-first lease year is expensed on a straight-line basis over the fifty-year lease term, which under the term of the agreement began October 1, 1993. Amounts recorded as accrued lease expense in the accompanying balance sheet reflect an accrual for those portions of the rents that will be paid during years twenty-one through fifty which are expensed currently using the straight-line method.

         In addition, the Company leases two vehicles under noncancelable operating lease agreements.

         Advance rental payments associated with the theater system and land are reflected in the current portion of prepaid leases and prepaid leases in the accompanying balance sheet at December 31, 2001 and 2000, and are summarized below:

                                                                                   2001                2000
                                                                            -------------------------------------
           Advance rents
               Theater system                                                 $        203,520   $        319,818
               Land                                                                    594,753            645,370
                                                                              ----------------   ----------------

                                                                                       798,273            965,188
                                                                              ----------------   ----------------

           Less current portion of prepaid leases
               Theater system                                                          116,298            116,298
               Land                                                                     50,617             50,617
                                                                              ----------------   ----------------

                  Total current portion of prepaid leases                              166,915            166,915
                                                                              ----------------   ----------------

                                                                              $        631,358   $        798,273
                                                                              ----------------   ----------------


        Annual amortization expense is as follows:

                                                                                   2001                2000
                                                                            -------------------------------------


           Theater system                                                     $        116,298   $        116,298
           Land                                                                         50,617             50,617
                                                                              ----------------   ----------------

                                                                              $        166,915   $        166,915
                                                                              ----------------   ----------------

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2001 and 2000



         A schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001, is as follows:

                                2002                           $      121,190
                                2003                                   94,451
                                2004                                   24,653
                                2005                                   20,000
                                2006                                   20,000
                             Thereafter                             5,250,000
                                                               --------------

                                                               $    5,530,294
                                                               --------------

         Rental expense on operating leases for the years ended December 31, 2001 and 2000, was approximately $256,000 and $257,000, respectively.

         The Company has agreements to rent space as lessor to various retail tenants in its theater complex with terms ranging from one to five years. The agreements also include certain renewal terms for leases beyond five years, which are not included in the amounts below. As of December 31, 2001, the Company held $13,900 in deposits related to the leases.

         A summary of future minimum rentals to be received as of December 31, 2001, are as follows:

                                2002                           $      104,292
                                2003                                   87,692
                                2004                                   53,892
                                2005                                   13,528
                                                               --------------

                                                               $      259,404
                                                               --------------

Note 6:  Income Taxes

         There was no provision for income taxes for the years ended December 31, 2001 and 2000.

         A reconciliation of income tax benefit at the statutory rate to the Company's actual income tax benefit is shown below:

                                                                                   2001                2000
                                                                            -------------------------------------

           Computed at the statutory rate 34%                                 $       (256,615)  $       (141,000)
           Increase (decrease) resulting from
               Nondeductible expenses and other                                       (195,165)                --
               Changes in the deferred tax asset valuation allowance                   451,780            141,000
                                                                              ----------------   ----------------

                  Actual tax benefit                                          $              0   $              0
                                                                              ----------------   ----------------

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2001 and 2000


         The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                                   2001                2000
                                                                            ----------------------------------------
           Deferred tax assets
               Depreciation                                                   $        716,240   $        839,000
               Accrued rent                                                            178,651            158,000
               Net operating loss carryforwards                                      1,638,337          1,271,000
               Unrealized loss on derivative financial instruments                     180,544                 --
               Other                                                                     6,008                 --
                                                                              ----------------   ----------------

                  Deferred tax asset before valuation allowance                      2,719,780          2,268,000
                                                                              ----------------   ----------------

           Valuation allowance
               Beginning balance                                                    (2,268,000)        (2,127,000)
               Increase during the year                                               (451,780)          (141,000)
                                                                              ----------------   ----------------

               Ending balance                                                       (2,719,780)        (2,268,000)
                                                                              ----------------   ----------------

                  Net deferred tax asset                                      $              0   $              0
                                                                              ----------------   ----------------


         As of December 31, 2001, the Company also has unused operating loss carryforwards of approximately $4.4 million, which expire between 2016 and 2021.



Note 7:  Employee Benefit Plan

         The Company has a 401(k) defined contribution plan covering substantially all employees. The Company's contributions to the plan are limited to 50% of each employee's contribution not to exceed $350 for any participant. Contributions to the plan were approximately $14,000 and $23,000 for 2001 and 2000, respectively.



Note 8:  Derivative Financial Instruments and Change in Accounting Principle

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

         Derivative financial instruments held by the Company consist of an interest rate swap agreement with Bank of America, N.A. (the "Bank") to

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2001 and 2000

         effectively fix the interest rate at 10.4% through April 1, 2006, on the Company's term note with the Bank which is due June 2013. Management has determined that the Company will not apply the hedge accounting provisions of the new standards to this transaction. Instead, the Company's derivative instrument is recorded at its fair value with subsequent changes in fair value included in earnings.

         At January 1, 2001, initial adoption of the new standards resulted in recognition of a derivative financial instrument liability and a cumulative effect adjustment of $298,134. Application of the new standards resulted in recognition of a loss on derivative financial instruments of $185,897 during the year ended December 31, 2001.



Note 9:  Related Party Transactions

         The Company has a note payable to the spouse of the majority shareholder in the amount of $100,000 (See Note 4).



Note 10: Disclosures About Fair Value of Financial Instruments

         The following table presents estimated fair values of the Company's financial instruments at December 31, 2001 and 2000.


                                                        December 31, 2001                      December 31, 2000
                                                   Carrying             Fair             Carrying              Fair
                                                    Amount              Value             Amount              Value
                                              ------------------- ------------------ ------------------ -------------------
           Financial assets
               Cash                           $          66,084   $          66,084  $         185,551  $         185,551

           Financial liabilities
               Long-term debt                         4,908,157           4,908,157          3,838,383          3,838,383
               Interest rate swap
                 agreement                              484,031             484,031                 --                 --


         The following methods were used to estimate the fair value of financial instruments.


    Cash

         The carrying amount approximates fair value.


    Long-Term Debt

         The fair value is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2001 and 2000


    Interest Rate Swap Agreement

         Fair value, which also is the amount recognized in the balance sheets, equals quoted market prices.



Note 11: Significant Estimates and Concentrations

         Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:


    Major Lender

         Substantially of the Company's long-term debt has been financed through one financial institution.



Note 12: Operating Segments

         The Company operates in three business segments: 1) Theater and concessions, 2) Food service, and 3) Retail services.

         The following table presents financial information by operating segment for the years ended December 31, 2001 and 2000.

          Year Ended                Theater and           Food           Retail
      December 31, 2001             Concessions         Service         Services       Corporate         Total
------------------------------- -------------------- --------------- --------------- --------------- ---------------
Sales to unaffiliated
   customers                    $       2,282,827    $   3,389,642   $   1,676,741   $          --   $   7,349,210

Operating income (loss)                   838,140          778,315         442,251      (2,115,152)        (56,446)


          Year Ended                Theater and           Food           Retail
      December 31, 2000             Concessions         Service         Services       Corporate         Total
------------------------------- -------------------- --------------- --------------- --------------- ---------------

Sales to unaffiliated
   customers                    $       2,458,421    $   3,226,549   $   1,221,618   $          --   $   6,906,588

Operating income (loss)                 1,101,832          475,131         369,002      (2,024,832)        (78,867)

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2001 and 2000


Note 13: Impact of Recent Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) recently adopted Statement of Financial Accounting Standards (SFAS) 141, Business Combinations. This Statement establishes new standards for financial accounting and reporting for business combinations. This Statement eliminates the pooling-of-interest method and requires that all business combinations be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of the new standard had no initial effect on the Company's financial statements.

         The FASB recently adopted SFAS 142, Goodwill and Other Intangible Assets. This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will first apply SFAS 142 in the first quarter of its fiscal year ending December 31, 2002. The impact of adopting SFAS 142 is expected to be immaterial.

         The FASB recently adopted SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than at the measurement date. SFAS is effective for fiscal years beginning after December 15, 2001. The Company will first apply SFAS 144 in the first quarter of its fiscal year ending December 31, 2002. The impact of adopting SFAS 144 has not yet been determined.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ITEC Attractions, Inc.


By  /s/  Paul E. Rasmussen                           Date:  March 27, 2002
  -------------------------
         Paul E. Rasmussen,
         President and
         Chief Operating Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul M. Bluto                Chairman of the Board of Directors      3/27/02
-----------------                Chief Executive Officer and             -------
Paul M. Bluto                    Chief Financial Officer


/s/ Paul E. Rasmussen            President and                           3/27/02
---------------------            Chief Operating Officer                 -------
Paul E. Rasmussen


/s/ Kelvyn H. Cullimore          Director                                3/27/02
-----------------------                                                  -------
Kelvyn H. Cullimore


/s/ Kelvyn H. Cullimore, Jr.     Director                                3/27/02
----------------------------                                             -------
Kelvyn H. Cullimore, Jr.


                                 Director                                3/27/02
---------------------                                                    -------
Francis E. McLaughlin


/s/Lourette Ann Bluto            Director                                3/27/02
---------------------                                                    -------
Lourette Ann Bluto


-----------------                Director                                3/27/02
Thomas J. Carlson                                                        -------

--------------                   Director                                3/27/02
Kumar V. Patel                                                           -------