Form 10QSB
period 2002-03-31
ITEC ATTRACTIONS INC
filed 2002-05-08
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

                                   Yes X        No

The number of shares outstanding of the issuer's common stock, $.001 par value, as of May 6, 2002 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one): Yes        No X

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                  Page Number
                                                                  -----------

Condensed Balance Sheet
  March 31, 2002...............................................         1


Condensed Statements of Loss
  Three Months Ended March 31, 2002 and 2001...................         2


Condensed Statements of Cash Flows
  Three Months Ended March 31, 2002 and  2001..................         3


Notes to Condensed Financial Statements........................         4


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations..........................         6


PART II.  Other Information....................................        10

                             ITEC Attractions, Inc.
                             Condensed Balance Sheet
                                   (Unaudited)


                                                                    March 31,
                ASSETS                                                2002
                ------                                         ---------------

Current assets:
  Cash and cash equivalents                                    $        77,833
  Accounts receivable                                                   26,404
  Inventories                                                          411,116
  Prepaid expenses                                                     110,500
  Prepaid leases-current                                               166,915
                                                               ---------------

         Total current assets                                          792,768


  Property and equipment, net of accumulated
    depreciation of $2,869,280                                       7,099,650
  Prepaid leases-non current                                           589,630
  Deposits                                                               5,613
                                                               ---------------


         TOTAL ASSETS                                          $     8,487,661
                                                               ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
  Accounts payable                                             $       485,037
  Accrued expenses                                                     239,713
  Note payable to bank                                                 200,000
  Current maturities of long-term debt                                 266,413
                                                               ---------------

         Total current liabilities                                   1,191,163

  Accrued lease expense                                                493,043
  Long-term debt                                                     4,664,325
  Deferred revenue                                                      10,628
  Security deposits                                                     14,500
  Interest rate swap agreement                                         414,531
                                                               ---------------

         Total liabilities                                           6,788,190
                                                               ---------------

Stockholders' equity
  Common stock, $.001 par value, authorized 40,000,000
     shares, issued and outstanding 7,937,638 shares                     7,938
   Additional paid-in capital                                       10,781,076
   Retained earnings (deficit)                                      (9,089,543)
                                                               ---------------

         Total stockholders' equity                                  1,699,471
                                                               ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $     8,487,661
                                                               ===============

See accompanying notes to condensed financial statements.


                             ITEC Attractions, Inc.
                          Condensed Statements of Loss
                                   (Unaudited)



                                                                       Three Months Ended
                                                                             March 31,
                                                                   2002                   2001
                                                               ---------------       ---------------

Revenue:
  Theater and concession                                       $       409,799       $       258,387
  Food service                                                         295,708               245,670
  Gift shop                                                            105,731                76,340
  Mall operations                                                       74,001                89,581
                                                               ---------------       ---------------
                                                                       885,239               669,978
                                                               ---------------       ---------------
Direct expense:
  Theater and concession                                               309,901               227,494
  Food service                                                         315,478               264,508
  Gift shop                                                            105,736                80,646
  Mall operations                                                       89,202                82,597
                                                               ---------------       ---------------
                                                                       820,317               655,245
                                                               ---------------       ---------------

Gross profit                                                            64,922                14,733
                                                               ---------------       ---------------

Operating expenses:
  General and administrative                                           160,743               173,765
  Advertising and marketing                                            159,897               148,644
  Depreciation and amortization                                        130,759               118,642
  (Gain) loss on derivative financial instruments                      (69,500)              111,527
                                                               ---------------       ---------------
                                                                       381,899               552,578
                                                               ---------------       ---------------

Operating loss                                                        (316,977)             (537,845)

Other income (expense):
  Interest income                                                           49                 1,291
  Interest expense                                                    (127,985)              (86,582)
                                                               ---------------       ---------------
                                                                      (127,936)              (85,291)
                                                               ---------------       ---------------

Loss before cumulative effect of change in
  accounting principle                                                (444,913)             (623,136)
Cumulative effect of change in accounting
  principle                                                                  -              (298,134)
                                                               ---------------       ---------------

    Net loss                                                   $      (444,913)      $      (921,270)
                                                               ===============       ===============

Loss per common share before cumulative
  effect of change in accounting principle                     $          (.06)      $          (.08)
Loss per common share on cumulative effect
  of change in accounting principle                            $             -       $          (.04)
                                                               ---------------       ---------------

Loss per common share                                          $          (.06)      $          (.12)
                                                               ===============       ===============

Weighted average common
  shares outstanding                                                 7,937,638             7,937,638

            See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                       Three Months Ended
                                                                             March 31,
                                                                    2002                   2001
                                                               ---------------       ---------------

Cash flows from operating activities:
  Net loss                                                     $      (444,913)      $      (921,270)
  Items not requiring(providing) cash:

    Depreciation and amortization                                      130,759               118,642
    Cumulative effect of change in accounting principle                      -               298,134
    (Gain) loss on derivative financial instruments                    (69,500)              111,527
    Changes in :
      Accounts receivable                                               13,580                43,565
      Inventories                                                      (78,952)             (203,529)
      Prepaid expenses and deposits                                    (17,137)                  660
      Prepaid leases                                                    41,728                41,728
      Accounts payable and accrued expenses                            235,616               155,448
                                                               ---------------       ---------------
          Net cash used in operating activities                       (188,819)             (355,095)
                                                               ---------------       ---------------

Cash flows from investing activities:
  Purchase of property and equipment                                   (18,011)              (87,269)
                                                               ---------------       ---------------
         Net cash used in investing activities                         (18,011)              (87,269)
                                                               ---------------       ---------------

Cash flows from financing activities:
  Net borrowings under line of credit agreement                        200,000                     -
  Principal payments on long-term debt                                 (66,421)              (25,764)
  Proceeds from issuance of long-term debt                              85,000               355,152
                                                               ---------------       ---------------
         Net cash provided by financing activities                     218,579               329,388
                                                               ---------------       ---------------

Increase (decrease) in cash and cash equivalents                        11,749              (112,976)

Cash and cash equivalents at beginning of period                        66,084               185,551
                                                               ---------------       ---------------

Cash and cash equivalents at end of period                     $        77,833       $        72,575
                                                               ===============       ===============

Supplemental cash flows information:
  Interest paid                                                $       127,985       $        86,582


            See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                     Notes to Condensed Financial Statements
                                 March 31, 2002
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

ITEC Attractions, Inc. (formerly known as International Tourist Entertainment Corporation) (the "Company") commenced operations in October 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the Company. The results of operations for any interim period are not necessarily indicative of results for the respective full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

NOTE 2. OPERATING SEGMENTS

The Company operates in three business segments: 1) Theater and concessions, 2) Food service, and 3) Retail services.

The following table presents financial information by operating segment for the three months ended March 31, 2002 and 2001.

Three months ended       Theater and       Food           Retail
March 31, 2002           Concessions      Service         Services        Corporate         Total
----------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers               $409,799       $295,708          $179,732       $      -       $  885,239

Operating income
  (loss)                   $99,898       $(19,770)         $(15,206)      $(381,899)     $ (316,977)

Three months ended       Theater and       Food             Retail
   March 31, 2001        Concessions      Service         Services        Corporate         Total
----------------------------------------------------------------------------------------------------

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

Derivative financial instruments held by the Company consist of an interest rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate on the Company's term note with the Bank, which is due June 2013 at 10.4% through April 1, 2006. The Company has not applied the hedge accounting provisions of the new standards to this transaction. Instead, the Company's derivative instrument is recorded at its fair value with changes in fair value included in earnings.

At January 1, 2001, initial adoption of the new standards resulted in recognition of a derivative financial instrument liability and a cumulative effect adjustment of $298,134. Application of the new standards resulted in recognition of a gain on derivative financial instruments of $69,500 during the quarter ended March 31, 2002, and a loss of $111,527 during the quarter ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of ITEC Attractions, Inc. This discussion and analysis should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2001.

ITEC Attractions, Inc. began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October 1993. This facility is known as the IMAX Entertainment Complex (The Complex). The Complex contains a 532 seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. In addition, The Complex includes an enclosed shopping mall with approximately 22,000 square feet of retail space. McFarlain's, a family restaurant in the mall, has been owned and operated by the Company since May 1, 1995.

During the quarter ended September 30, 1998, the Company completed an addition to McFarlain's restaurant that increased seating by 133 people. This was the second major expansion of the restaurant over a two and a half year period, and brings total seating to 630 people. During the quarter ended March 31, 1997, the Company acquired assets to begin the operation of McFarlain's Back Porch, an express deli and bakery which is also located in the mall. In 2000, The Back Porch was converted to the IMAX Food Court. The IMAX Food Court includes franchises for Quiznos Sub Sandwiches, Baskin & Robbins Ice Cream and Breadeaux Pizza.

In 1994, the Company began selling gift items related to the films which were being exhibited in the theater or which are representative of the lifestyle of the Ozarks. This operation has evolved into the Legacy & Legends Gift Shop, which has been one of the Company's most profitable and fastest growing departments. Because of the success of the Legacy and Legends Gift Shop, in 2000 the Company made a decision to expand its gift shop operations. In October of 2000 the Company acquired Fabulous Finds, a kiosk located in the complex that primarily sells custom jewelry. In January of 2001 the Company acquired Shadow Box Gifts and Collectibles, a gift shop located in the complex that specializes in the sale of various types of collectibles. Twelve other shops and kiosks are currently leased to third parties.

In December 1997, the Company installed a new 35mm projection system, in addition to its IMAX giant screen projection system, and began showing feature 35mm films each evening in addition to the IMAX giant screen film presentations.

In March 1998, the Company completed the construction of a 210-seat theater for live performances in The Complex. Mike Radford's Remember When Show, Tony Melendez's Gift of Hope Show and The Country Traditions Show are currently being held in The Remember When Theater.

On July 24, 2000 the Company completed financial arrangements for a program of capital improvements to The Complex. These improvements included the construction of a new theater center adjacent to The Complex which houses three theaters with state-of-the-art sound systems and stadium style seating, designed to exhibit 35mm feature length films. The seating capacity of the three theaters is 181, 170, and 132. Construction on the theaters commenced March of 2001 and was completed during the third quarter of 2001. The Company also increased the parking capacity of The Complex by 165 spaces to accommodate the new theaters. Construction of the parking expansion commenced in January 2000 and was completed at the time the new theater complex opened. The cost of these capital improvements was approximately $1.8 million.

RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

Revenues for the quarter ended March 31, 2002 increased to $885,239 as compared to $669,978 for the same quarter of the previous year. This increase is a result of an increase in IMAX film revenues, the addition of the new theater revenues, and an increase in both food service revenues and gift shop revenues.

The increase in revenues for food service is a result of the IMAX Food Court, which benefits from the higher film attendance, while the increase in gift shop revenues is a result of the increased inventories in all of the gift shops, and the increase of traffic in The Complex for the films.

Direct operating expenses were $820,317 for the quarter ended March 31, 2002 representing 93 percent of sales, as compared to expenses of $655,245 or 98 percent of sales for the comparable period of the previous year.

General and administrative expenses were $160,743 and $173,765 for the quarters ended March 31, 2002 and 2001 respectively. This decrease is a result of a Company-wide effort to reduce general and administrative expenses.

Advertising and marketing expense was $159,897 for the quarter ended March 31, 2002 compared to $148,644 for the same period in 2001. The increase in advertising and marketing is a result of an overall increase in the advertising budget planned for 2002 for The Complex.

Interest expense was $127,985 and $86,582 for the quarters ended March 31, 2002 and 2001 respectively. The increase in interest expense is a result of the increase in borrowing related to the financing of the new theater complex and related parking lot.

The net loss was $444,913 for the quarter ended March 31, 2002 compared to a net loss of $921,270 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002 current assets totaled $792,768, while current liabilities totaled $1,191,163. The Company's current ratio at March 31, 2002 was .67 to 1.00.

During fiscal 2000, the Company borrowed $100,000 from Ms. Ann Bluto, a director of the Company. This loan bears interest at prime plus 1%. During the first quarter of 2002, the Company borrowed an additional $60,000, which bears interest at 10.75% per annum. Proceeds of these loans were used to provide working capital for the Company.

On July 24, 2000, the Company refinanced its existing line of credit and existing long-term debt with a new line of credit in the amount of $200,000 and a new term loan in the amount of $4,676,203. The proceeds of the term loan were to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto and the construction of the food court. The entire amount available from the line of credit was borrowed during the first quarter 2002. The line of credit and the term loan are secured by deeds of trust on the Company's theater complex and ground leases.

Going forward, the Company expects to be able to finance its operations and immediate capital requirements from currently available capital, cash flow from operations, and commercial or related party borrowings.

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

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected. Please refer to the "Management's Discussion and Analysis or Plan of Operation" that is found in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 for more details.

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

Item 2.         Changes in Securities
                ----------------------

                None

Item 3.         Defaults Upon Senior Securities
                -------------------------------

                None

Item 4.         Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

                None

Item 5.         Other Information
                -----------------

                None

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

                A.  Exhibits: None

                B.  Reports on Form 8-K: None

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date   05/08/02                              /s/ Paul M. Bluto
       --------                              ---------------------------------
                                             Paul M. Bluto
                                             Chairman and
                                             Principal Financial Officer
                                             Chief Executive Officer




Date  05/08/02                               /s/ Paul E. Rasmussen
      --------                               ---------------------------------
                                             Paul E. Rasmussen
                                             President
                                             Chief Operating Officer