Form 10QSB
period 2002-06-30
ITEC ATTRACTIONS INC
filed 2002-08-08
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

The number of shares outstanding of the issuer's common stock, $.001 par value, as of August 6, 2002 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one): Yes          No X

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                     Page Number
                                                                     -----------

Condensed Balance Sheet
  June 30, 2002.....................................................      1


Condensed Statements of Operations
  Three and Six Months Ended June 30, 2002 and 2001.................      2


Condensed Statements of Cash Flows
  Six Months Ended June 30, 2002 and  2001..........................      3


Notes to Condensed Financial Statements.............................      4


Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations.........................................      6


PART II.  Other Information.........................................     10

                             ITEC Attractions, Inc.

                             Condensed Balance Sheet
                                   (Unaudited)


                                                               June 30,
            ASSETS                                               2002
            ------                                            -----------

Current assets:
  Cash and cash equivalents                                   $   100,264
  Accounts receivable                                              49,421
  Inventories                                                     485,348
  Prepaid expenses                                                136,515
  Prepaid leases-current                                          166,915
                                                              -----------

         Total current assets                                     938,463


Property and equipment, net of accumulated
   depreciation of $3,000,709                                   6,992,390
Prepaid leases-non-current                                        547,901
Deposits                                                            5,613
                                                              -----------

         TOTAL ASSETS                                         $ 8,484,367
                                                              ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:

  Accounts payable                                            $   441,888
  Accrued expenses                                                290,069
  Note payable to bank                                            200,000
  Current maturities of long-term debt                            241,774
                                                              -----------

         Total current liabilities                              1,173,731

  Accrued lease expense                                           507,130
  Long-term debt                                                4,659,515
  Deferred revenue                                                  5,931
  Security deposits                                                13,000
  Interest rate swap agreement                                    532,568
                                                              -----------

         Total liabilities                                      6,891,875

  Stockholders' equity
    Common stock, $.001 par value.  Authorized
      40,000,000 shares, issued and outstanding
      7,937,638 shares                                              7,938
    Additional paid-in capital                                 10,781,076
    Retained earnings (deficit)                                (9,196,522)
                                                              -----------

         Total stockholders' equity                             1,592,492
                                                              -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 8,484,367
                                                              ===========

See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)



                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                            June 30,

                                                 2002            2001               2002             2001
                                              ----------      ----------        ------------      -----------

Revenue:
  Theater and concession                      $  849,868      $  653,103         $ 1,259,667      $   911,491
  Food service                                   965,339         926,922           1,261,047        1,172,592
  Gift shops                                     356,227         300,624             461,958          376,963
  Mall operations                                108,228         107,838             182,229          197,420
                                              ----------      ----------         -----------      -----------
                                               2,279,662       1,988,487           3,164,901        2,658,466
                                              ----------      ----------         -----------      -----------
Direct Expense:
  Theater and concession                         436,147         361,304             746,048          588,798
  Food service                                   795,958         712,200           1,111,436          976,709
  Gift shops                                     249,092         193,941             354,828          274,585
  Mall operations                                 98,348          87,986             187,550          170,584
                                              ----------      ----------         -----------      -----------
                                              1,579,545        1,355,431           2,399,862        2,010,676
                                              ----------      ----------         -----------      -----------

Gross Profit                                     700,117         633,056             765,039          647,790
                                              ----------      ----------         -----------      -----------

Operating Expense:
  General and administrative                     190,792         172,070             351,535          345,834
  Advertising and marketing                      233,932         190,076             393,829          338,720
  Depreciation and amortization                  131,429         122,936             262,188          241,578
 (Gain) loss on derivative financial
    instrument                                   118,037         (65,715)             48,537           45,812
                                              ----------      ----------         -----------      -----------
                                                 674,190         419,367           1,056,089          971,944
                                              ----------      ----------         -----------      -----------

Operating Income (Loss)                           25,927         213,689            (291,050)        (324,154)

Other Income (Expense):
  Interest income                                    110             527                 159            1,818
  Interest expense                              (133,015)        (91,240)           (261,000)        (177,822)
                                              ----------      ----------         -----------      -----------
                                                (132,905)        (90,713)           (260,841)        (176,004)
                                              ----------      ----------         -----------      -----------

Income (Loss) Before Cumulative Effect
  of Change in Accounting Principle             (106,978)        122,976            (551,891)        (500,158)
Cumulative Effect of Change in Accounting
  Principle                                            -               -                   -         (298,134)
                                              ----------      ----------         -----------      -----------
         Net Income (Loss)                    $ (106,978)     $  122,976         $  (551,891)     $  (798,292)
                                              ==========      ==========         ===========      ===========

Income (loss) per common share before
  cumulative  effect of change in accounting
  principle                                   $    (0.01)     $     0.02         $     (0.07)     $     (0.06)
Loss per common share on cumulative
  effect of change in accounting principle             -               -                   -            (0.04)
                                              ----------      ----------         -----------      -----------

Income (loss) per common share                $    (0.01)     $     0.02         $     (0.07)     $     (0.10)
                                              ==========      ==========         ===========      ===========

Weighted average common
   shares outstanding                          7,937,638       7,937,638           7,937,638        7,937,638


See accompanying notes to condensed financial statements.

                          ITEC Attractions, Inc.

                    Condensed Statements of Cash Flows
                               (Unaudited)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                      2002                  2001
                                                                                ---------------       ---------------
Cash flows from operating activities:
   Net loss                                                                     $      (551,891)     $       (798,292)
     Items not requiring(providing) cash:

      Depreciation and amortization                                                     262,188               241,578
      Cumulative effect of change in accounting principle                                     -               298,134
       Loss on derivative financial instrument                                           48,537                45,812
      Changes in:
        Accounts receivable                                                              (9,437)               20,328
        Inventories                                                                    (153,184)             (279,445)
        Prepaid expenses and deposits                                                   (43,152)               19,182
        Prepaid leases                                                                   83,457                83,456
        Accounts payable and other accrued expenses                                     250,713               131,267
                                                                                ---------------       ---------------
                         Net cash used in operating activities                         (112,769)             (237,980)
                                                                                ---------------       ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (42,181)             (592,638)
                                                                                ---------------       ---------------
                         Net cash used in investing activities                          (42,181)             (592,638)
                                                                                ---------------       ---------------

Cash flows from financing activities:
   Net borrowings under line of credit agreement                                        200,000                     -
   Principal payments on long-term debt                                                (120,870)              (67,902)
   Proceeds from issuance of long-term debt                                             110,000               798,864
                                                                                ---------------       ---------------
                        Net cash provided by financing activities                       189,130               730,962
                                                                                ---------------       ---------------

Increase (decrease) in cash and cash equivalents                                         34,180               (99,656)

Cash and cash equivalents at beginning of period                                         66,084               185,551
                                                                                ---------------       ---------------

Cash and cash equivalents at end of period                                      $       100,264      $         85,895
                                                                                ===============       ===============


Supplemental cash flow information:
  Cash paid during the period for interest                                      $       261,000      $        177,822


See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                     Notes to Condensed Financial Statements
                                  June 30, 2002
                                   (Unaudited)


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

The following table presents financial information by operating segment for the six months ended June 30, 2002 and 2001.

Six months ended                    Theater and       Food            Retail
June 30, 2002                       Concessions      Service         Services        Corporate         Total
-------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                         $1,259,667       $1,261,047        $644,187   $         -       $3,164,901

Operating income
  (loss)                            $  513,619       $  149,611        $101,809   $(1,056,089)      $ (291,050)


Six months ended                    Theater and       Food            Retail
June 30, 2001                       Concessions      Service         Services        Corporate         Total
-------------------------------------------------------------------------------------------------------------

Sales to unaffiliated
  customers                         $  911,491       $1,172,592        $574,383   $         -       $2,658,466

Operating income
  (loss)                            $ 322,693        $  195,883        $129,214   $  (971,944)      $ (324,154)

NOTE 3. DERIVATIVE FINANCIAL INSTRUMENT AND CHANGE IN ACCOUNTING PRINCIPLE

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

The derivative financial instrument held by the Company is an interest rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate on the Company's term note with the Bank, which is due June 2013, at 10.4% through April 1, 2006. The Company has not applied the hedge accounting provisions of the new standards to this transaction. Instead, the Company's derivative instrument is recorded at its fair value with changes in fair value included in earnings.

At January 1, 2001, initial adoption of the new standards resulted in recognition of a derivative financial instrument liability and a cumulative effect adjustment of $298,134. Application of the new standards resulted in recognition of a loss on derivative financial instruments of $118,037 during the quarter ended June 30, 2002, and a loss of $48,537 during the six months ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of ITEC Attractions, Inc. This discussion and analysis should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

ITEC Attractions, Inc. began operations with the opening of its giant screen theater and mall facility in Branson, Missouri in October 1993. This facility is known as the IMAX Entertainment Complex (The Complex). The Complex contains a 532-seat IMAX theater with a screen that is 62 feet tall and 83 feet wide. In addition, The Complex includes an enclosed shopping mall with approximately 22,000 square feet of retail space. McFarlain's, a family restaurant in the mall, has been owned and operated by the Company since May 1, 1995.

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

On July 24, 2000 the Company completed financial arrangements for a program of capital improvements to The Complex. These improvements included the construction of a new theater center named Elite Cinema III, which is adjacent to The Complex. Elite Cinema III houses three theaters with state-of-the-art sound systems and stadium style seating, and is designed to exhibit 35mm feature length films. The seating capacity of the three theaters is 181, 170, and 132. Construction of Elite Cinema III commenced in March of 2001 and was completed during the third quarter of 2001. The Company also increased the parking capacity of The Complex by 165 spaces to accommodate the new theaters.
Construction of the parking expansion commenced in January 2000 and was completed at the time the Elite Cinema III opened. The cost of these capital improvements was approximately $1.8 million.

RESULTS OF OPERATIONS

Revenues for the quarter ended June 30, 2002 increased 15 percent to $2,279,662 as compared to $1,988,487 for the same quarter of the previous year. Revenues for the six-month period ended June 30, 2002 increased 19 percent to $3,164,901 compared to $2,658,466 in the prior year period. This increase is a result of an increase in film revenues in the IMAX theater, the revenues from the addition of Elite Cinema III, an increase in food service revenues and an increase in revenues at all three gift shops operated by the Company.

The increase in revenues for food service is a result of the IMAX Food Court, which benefits from the higher film attendance, while the increase in gift shop revenues is a result of the increased inventories in all of the gift shops, and the increase of traffic in The Complex for the films.

Direct operating expenses were $1,579,545 for the quarter ended June 30, 2002 representing 69 percent of sales, as compared to expenses of $1,355,431 or 68 percent of sales for the comparable period of the previous year. Direct operating expenses were $2,399,862 for the six months ended June 30, 2002, representing 76 percent of sales, as compared to an expense of $2,010,676 or 76 percent of sales for the comparable period of the previous year.

General and administrative expenses were $190,792 and $172,070 for the quarters ended June 30, 2002 and 2001 respectively and were $351,535 and $345,834 for the six months ended June 30, 2002 and 2001 respectively.

Advertising and marketing expense was $233,932 for the quarter ended June 30, 2002 compared to $190,076 for the same period in 2001 and was $393,829 for the six months ended June 30, 2002 compared to $338,720 for the same period in 2001. The increase in advertising and marketing is a result of an increase in advertising expense related to the opening of Elite Cinema III and an overall increase in the advertising budget for 2002 for The Complex.

Interest expense was $133,015 and $91,240 for the quarters ended June 30, 2002 and 2001, respectively and was $261,000 for the six months ended June 30, 2002 and $177,822 for the same period in 2001. The increase in interest expense is a result of the increase in borrowing related to the financing of the new theater complex and related parking lot.

The net loss was $106,978 for the quarter ended June 30, 2002 compared to net income of $122,976 for the same period of the previous year. Net loss was $551,891 for the six months ended June 30, 2002 compared to a net loss of $798,292 for the six months ended June 30, 2001. The net loss for the quarter is primarily a result of the increase in advertising for the Elite Cinema III, the increased interest expense and the increase in the loss on the derivative financial instrument.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, current assets totaled $938,463, while current liabilities totaled $1,173,731. The Company's current ratio at June 30, 2002 was .80 to 1.00.

During fiscal 2000, the Company borrowed $100,000 from Ms. Ann Bluto, a director of the Company. This loan bears interest at prime plus 1%. During the first quarter of 2002, the Company borrowed an additional $60,000, which bears interest at 10.75% per annum. Proceeds of these loans were used to provide working capital for the Company.

On July 24, 2000, the Company refinanced its existing line of credit and existing long-term debt with a new line of credit in the amount of $200,000 and a new term loan in the amount of $4,676,203. The proceeds of the term loan were to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto and the construction of the food court. The entire amount available from the line of credit was borrowed during the first quarter of 2002, and was used to pay operating expenses for the first quarter. In July 2002, the Company repaid $100,000 on the line of credit. The line of credit and the term loan are secured by deeds of trust on the Company's theater complex and ground leases.

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



Date    08/08/02                           /s/ Paul M. Bluto
        --------                           -----------------
                                           Paul M. Bluto
                                           Chairman and
                                           Principal Financial Officer
                                           Chief Executive Officer




Date    08/08/02                           /s/ Paul E. Rasmussen
        --------                           ---------------------
                                           Paul E. Rasmussen
                                           President
                                           Chief Operating Officer