Form 10QSB
period 2002-09-30
ITEC ATTRACTIONS INC
filed 2002-11-13
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act for the transition period from ____________ to ____________.

Commission file number 0-21070

                             ITEC Attractions, Inc.
       (Exact name of small business issuer as specified in its charter.)

         Nevada                                       66-0426648
         --------                                     ----------
(State of Incorporation)                       (IRS Employer Identification No.)

         3562 Shepherd of the Hills Expressway, Branson, Missouri 65616
         ---------------------------------------------------------------
                    (Address of principal executive offices)

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

The number of shares outstanding of the issuer's common stock, $.001 par value, as of November 4, 2002 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ---      ---

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                     Page Number

Condensed Balance Sheet
  September 30, 2002..................................................      1


Condensed Statements of Operations
  Three and Nine Months Ended September 30, 2002 and 2001.............      2


Condensed Statements of Cash Flows
  Nine Months Ended September 30, 2002 and  2001......................      3


Notes to Condensed Financial Statements...............................      4


Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations...........................................      6


Item 3.  Disclosure Controls and Procedures...........................      9


PART II.  Other Information...........................................     10

                             ITEC Attractions, Inc.

                             Condensed Balance Sheet
                                   (Unaudited)


                                                                        September 30,
                      ASSETS                                                 2002
                      ------                                          ----------------
Current assets:
  Cash                                                                $       132,162
  Accounts receivable                                                          68,552
  Inventories                                                                 538,967
  Prepaid expenses                                                            131,037
  Prepaid leases-current                                                      166,915
                                                                      ---------------

       Total current assets                                                 1,037,633


Property and equipment, net of accumulated
  depreciation of $3,134,830                                                6,959,425
Prepaid leases-non current                                                    506,172
Deposits                                                                        3,443
                                                                      ---------------


       TOTAL ASSETS                                                   $     8,506,673
                                                                      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable                                                    $       387,419
  Accrued expenses                                                            371,210
  Current portion of long-term debt                                           247,058
                                                                      ---------------

       Total current liabilities                                            1,005,687

Accrued lease expense                                                         521,217
Long-term debt                                                              4,634,892
Deferred revenue                                                                3,064
Deposits                                                                       13,000
Interest rate swap agreement                                                  713,959
                                                                      ---------------

       Total liabilities                                                    6,891,819

Stockholders' equity
  Common stock, $.001 par value.  Authorized 40,000,000
    shares, issued and outstanding 7,937,638 shares                             7,938
  Additional paid-in capital                                               10,781,076
  Retained earnings (deficit)                                              (9,174,160)
                                                                      ---------------

       Total stockholders' equity                                           1,614,854
                                                                      ---------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     8,506,673
                                                                      ===============

          See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                      Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,

                                                      2002             2001                2002              2001
                                                   -----------     -------------       ------------      -------------
Revenue:
      Theater and concession                       $ 1,054,120     $    721,469        $  2,313,787      $   1,632,960
      Food service                                   1,116,904        1,017,331           2,377,951          2,189,923
      Gift shops                                       423,137          345,207             885,095            722,170
      Mall operations                                  128,649          113,984             310,878            311,404
                                                   -----------     ------------        ------------      -------------
                                                     2,722,810        2,197,991           5,887,711          4,856,457
                                                   -----------     ------------        ------------      -------------
Direct Expense:
      Theater and concession                           583,540          399,798           1,329,588            988,596
      Food service                                     854,987          795,195           1,966,423          1,771,904
      Gift shops                                       293,790          232,803             648,618            507,388
      Mall operations                                  116,151           97,916             303,701            268,500
                                                   -----------     ------------        ------------      -------------
                                                     1,848,468        1,525,712           4,248,330          3,536,388
                                                   -----------     ------------        ------------      -------------


Gross Profit                                           874,342          672,279           1,639,381          1,320,069
                                                   -----------     ------------        ------------      -------------

Operating Expense:
      General and administrative                       201,387          172,410             552,922            518,244
      Advertising and marketing                        205,017          201,382             598,846            540,102
      Depreciation and amortization                    134,121          131,609             396,309            373,187
      Loss on derivative financial instrument          181,391          236,665             229,928            282,477
                                                   -----------     ------------        ------------      -------------
                                                       721,916          742,066           1,778,005          1,714,010
                                                   -----------     ------------        ------------      -------------

Operating Income (Loss)                                152,426          (69,787)           (138,624)          (393,941)

Other Income (Expense):
      Interest income                                      294            1,411                 453              3,229
      Interest expense                                (130,359)        (112,923)           (391,359)          (290,745)
                                                   -----------     ------------        ------------      -------------
         Other Income (Expense), net                  (130,065)        (111,512)           (390,906)          (287,516)
                                                   -----------     ------------        ------------      -------------

 Income (Loss) Before Cumulative Effect of Change
        in Accounting Principle                         22,361         (181,299)           (529,530)          (681,457)
Cumulative Effect of Change in Accounting
        Principle                                            -                -                   -           (298,134)
                                                   -----------     ------------        ------------      -------------
         Net Income (Loss)                         $     22,361    $   (181,299)       $   (529,530)     $    (979,591)
                                                   ===========     ============        ============      =============

Income (loss) per common share before cumulative
  effect of change in accounting principle         $      0.01     $      (0.02)       $      (0.07)     $       (0.08)
Loss per common share on cumulative
  effect of change in accounting principle                   -                -                   -              (0.04)
                                                   -----------     ------------        ------------      -------------

Income (loss) per common share                          $ 0.01          $ (0.02)            $ (0.07)           $ (0.12)
                                                   ===========     ============        ============      =============
Weighted average common
   shares outstanding                                7,937,638        7,937,638           7,937,638          7,937,638



           See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                             Nine Months Ended
                                                                                                 September 30,
                                                                                         2002                   2001
                                                                                  ----------------       ----------------
Cash flows from operating activities:
   Net loss                                                                       $       (529,530)      $       (979,591)
     Items not requiring(providing) cash:

     Depreciation and amortization                                                         396,309                373,187
     Cumulative effect of change in accounting principle                                         -                298,134
     Loss on derivative financial instrument                                               229,928                282,477
     Changes in:
        Accounts receivable                                                                (28,568)                19,643
        Inventories                                                                       (206,803)              (370,541)
        Prepaid expenses and deposits                                                      (35,504)                28,389
        Prepaid leases                                                                     125,186                125,186
        Accounts payable and other accrued expenses                                        288,605                477,482
                                                                                  ----------------       ----------------
                         Net cash provided by operating activities                         239,623                254,366
                                                                                  ----------------       ----------------

Cash flows from investing activities:
   Purchase of property and equipment                                                     (143,337)            (1,507,029)
                                                                                  ----------------       ----------------
                         Net cash used in investing activities                            (143,337)            (1,507,029)
                                                                                  ----------------       ----------------

Cash flows from financing activities:
   Borrowings under line of credit agreement                                               200,000                      -
   Principal payments on line of credit agreement                                         (200,000)                     -
   Principal payments on long-term debt                                                   (241,365)              (108,323)
   Proceeds from issuance of long-term debt                                                211,157              1,264,180
                                                                                  ----------------       ----------------
                        Net cash provided by (used in) financing activities                (30,208)             1,155,857
                                                                                  ----------------       ----------------

Increase (decrease) in cash                                                                 66,078                (96,806)

Cash at beginning of period                                                                 66,084                185,551
                                                                                  ----------------       ----------------

Cash at end of period                                                             $        132,162       $         88,745
                                                                                  ================       ================


Supplemental cash flow information:
  Interest paid                                                                   $        391,359       $        290,745


           See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                     Notes to Condensed Financial Statements
                           September 30, 2002 and 2001
                                   (Unaudited)


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

The following table presents financial information by operating segment for the nine months ended September 30, 2002 and 2001.

Nine months ended          Theater and        Food           Retail
September 30, 2002         Concessions      Service         Services       Corporate         Total
------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                 $2,313,787      $2,377,951      $1,195,973   $         -     $  5,887,711

Operating income
  (loss)                    $  984,199      $  411,528      $  243,654   $ (1,778,005)   $   (138,624)


Nine months ended          Theater and        Food           Retail
September 30, 2001         Concessions      Service         Services       Corporate         Total
------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                 $1,632,960      $2,189,923      $1,033,574   $          -    $  4,856,457

Operating income
  (loss)                    $  644,364      $  418,019      $  257,686   $ (1,714,010)   $   (393,941)

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

At January 1, 2001, initial adoption of the new standards resulted in recognition of a derivative financial instrument liability and a cumulative effect adjustment of $298,134. Application of the new standards resulted in recognition of a loss on derivative financial instruments of $181,391 and $236,665 during the quarter ended September 30, 2002 and 2001, respectively, and a loss of $229,928 and $282,477 during the nine months ended September 30, 2002 and 2001 respectively.

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

On July 24, 2000 the Company completed financial arrangements for a program of additional capital improvements to The Complex. These improvements included the construction of a new theater center named Elite Cinema III, which is adjacent to The Complex. Elite Cinema III houses three theaters with state-of-the-art sound systems and stadium style seating, and is designed to exhibit 35mm feature length films. The seating capacity of the three theaters is 181, 170, and 132. Construction of Elite Cinema III commenced in March of 2001 and was completed during the third quarter of 2001. The Company also increased the parking capacity of The Complex by 165 spaces to accommodate the new theaters.
Construction of the parking expansion commenced in January 2000 and was completed at the time the Elite Cinema III opened. The cost of these capital improvements was approximately $1.8 million.

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2002 increased 24 percent to $2,722,810 as compared to $2,197,991 for the same quarter of the previous year. Revenues for the nine-month period ended September 30, 2002 increased 21 percent to $5,887,711 compared to $4,856,457 in the prior year period. This increase is a result of an increase in film revenues in the IMAX theater, the revenues from the addition of Elite Cinema III, an increase in food service revenues and an increase in revenues at all three gift shops operated by the Company.

The increase in revenues for food service is primarily a result of the IMAX Food Court, which benefits from the higher film attendance, while the increase in gift shop revenues is a result of the increased inventories in all of the gift shops, and the increase of traffic in The Complex for the films.

Direct operating expenses were $1,848,468 for the quarter ended September 30, 2002 representing 68 percent of sales, as compared to expenses of $1,525,712 or 69 percent of sales for the comparable period of the previous year. Direct operating expenses were $4,248,330 for the nine months ended September 30, 2002, representing 72 percent of sales, as compared to an expense of $3,536,388 or 73 percent of sales for the comparable period of the previous year.

General and administrative expenses were $201,387 and $172,410 for the quarters ended September 30, 2002 and 2001, respectively and were $552,922 and $518,244 for the nine months ended September 30, 2002 and 2001, respectively.

Advertising and marketing expense was $205,017 for the quarter ended September 30, 2002 compared to $201,382 for the same period in 2001 and was $598,846 for the nine months ended September 30, 2002 compared to $540,102 for the same period in 2001. The increase in advertising and marketing is primarily a result of an increase in advertising expense related to the opening of Elite Cinema III and an overall increase in the advertising budget for 2002 for The Complex.

Interest expense was $130,359 and $112,923 for the quarters ended September 30, 2002 and 2001, respectively and was $391,359 for the nine months ended September 30, 2002 and $290,745 for the same period in 2001. The increase in interest expense is a result of the increase in borrowing related to the financing of the new theater complex and related parking lot.

Net income was $22,361 for the quarter ended September 30, 2002 compared to a net loss of $181,299 for the same period of the previous year. Net loss was $529,530 for the nine months ended September 30, 2002 compared to a net loss of $979,591 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, current assets totaled $1,037,633, while current liabilities totaled $1,005,687. The Company's current ratio at September 30, 2002 was 1.03 to 1.00.

During fiscal 2000, the Company borrowed $100,000 from Ms. Ann Bluto, a director of the Company. This loan bears interest at prime plus 1%. During the first quarter of 2002, the Company borrowed an additional $60,000, which bears interest at 10.75% per annum. Proceeds of these loans were used to provide working capital for the Company. During the third quarter, the Company paid off the loan of $60,000.

On July 24, 2000, the Company refinanced its existing line of credit and existing long-term debt with a new line of credit in the amount of $200,000 and a new term loan in the amount of $4,676,203. The proceeds of the term loan were used to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto and the construction of the food court. The entire amount available from the line of credit was borrowed during the first quarter of 2002, and was used to pay operating expenses for the first quarter. During the third quarter, the Company repaid the entire amount borrowed under the line of credit. The line of credit and the term loan are secured by deeds of trust on the Company's theater complex and ground leases.

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

ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934, as amended) within 90 days prior to the filing date of this quarterly report. Based on the evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                            PART II OTHER INFORMATION


Item 1.           Legal Proceedings
                  -----------------

                  There are no material legal proceedings pending to which the Company is a party of, or which any of its property is the subject.

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

                  None

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  A.   Exhibits:
                       Exhibit 99.1 CEO and CFO certification pursuant to
                       Section 906 of the Sarbanes-Oxley Act of  2002

                  B.   Reports on Form 8-K: None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date       11/12/02                         /s/ Paul M. Bluto
           --------                         -----------------
                                            Paul M. Bluto
                                            Chairman and
                                            Principal Financial Officer
                                            Chief Executive Officer




Date       11/12/02                         /s/ Paul E. Rasmussen
           --------                         ---------------------
                                            Paul E. Rasmussen
                                            President
                                            Chief Operating Officer

         Certification of the Principal Executive Officer and Principal
                               Financial Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Paul M. Bluto, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ITEC Attractions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
      -----------------                     /s/ Paul M. Bluto
                                            --------------------------------
                                            Paul M. Bluto
                                            Chief Executive Officer and Chief
                                            Financial Officer