Form 10KSB
period 2002-12-31
ITEC ATTRACTIONS INC
filed 2003-03-28
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.

                         Commission file number 0-21070

                             ITEC Attractions, Inc.

           Nevada                                       66-0426648
-------------------------------                ---------------------------------
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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days.    Yes X     No
                    -------     ---------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     X

The registrant's revenues for its fiscal year ended December 31, 2002 were $8,765,703.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $793,764 as of March 25, 2003, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock.

Check whether the issuer has filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a
plan confirmed by a court. Yes X    No     .
                              -----   -----

The number of shares outstanding of the registrant's class of common equity as of March 25, 2003:
         Class                                             Shares Outstanding
         -----                                             ------------------
Common Stock, $.001 par value                                   7,937,638


Transitional Small Business Disclosure Format (check one):  Yes         No   X .
                                                                -----   --------

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

         The Company owns and operates a major, giant screen entertainment facility in Branson, Missouri, known as the IMAX(R) Entertainment Complex. The Branson facility was constructed by the Company and commenced operations on October 8, 1993. The IMAX(R) Entertainment Complex consists of the Ozarks Discovery IMAX(R) Theater, a giant screen motion picture theater, the Elite Cinema III Theaters consisting of three 35mm motion picture theaters, which were opened in August 2001, the Remember When Theater, which was renamed The Little Opry Theater, which features live performances, McFarlain's, a full service restaurant, the IMAX(R) Food Court which operates franchises for Quizno's Subs, Breadeaux Pizza, and Baskin Robbins, retail shops, various food concessions and related amenities.

         The Company  produced and owns an IMAX(R) theme film entitled  "Ozarks:
Legacy and Legend." The theme film premiered on April 28, 1995 and is currently exhibited only at the Ozarks Discovery IMAX(R) Theater. The Company also rents giant screen films and 35mm feature films from third parties for exhibition at its Branson facility.

         Revenues of the Company are generated from five general sources: (1) ticket sales for admission to the IMAX(R) Theater and for Elite Cinema III Theater; (2) operation of restaurant facilities and food court facilities; (3) retail shops operated by the Company; (4) ticket sales for admission to the Little Opry Theater; and (5) lease of retail space.


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

         - The Little Opry Theater, (which was formerly the Remember When Theater), a 210 seat live performance theater. Currently, the theater features the play, Smoke on the Mountain, a bluegrass musical group, Goldwing Express, and a country western group called Keepin' It Country.

         - "McFarlain's Family Restaurant," one of Branson's most popular eating establishments. The Restaurant seats 630 people and features regional food specialties as well as home baked pies and other desserts.

         - The IMAX Food Court which operates franchises for Quizno's Sub Sandwiches, Breadeaux Pizza, and Baskin Robbins Ice Cream.

         - Legacy & Legends Gift Shop offers products which tie to the IMAX(R) films being presented in the theater and reflect the lifestyle of the Ozarks and a large line of other gift shop items.

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


Ozarks Discovery IMAX(R) Theater 35mm Feature Film Complex
----------------------------------------------------------

         The Company's giant screen theater was designed initially to take advantage of only the IMAX(R) film and projection format. This IMAX(R) format is ten times larger than the 35mm film used in the typical movie theater. This specially designed giant screen theater is configured with amphitheater style seating and uses a special projection and sound system. The projected image fills the screen that is 62 feet high and 83 feet wide. The result is that giant screen films can be displayed with great clarity at much larger than usual viewing size, bringing the viewer "into" the film action on the screen. The visual image is complemented with a digital, 22,000-watt, 44 speaker, surround sound system, which management believes is one of the best theater sound systems in the world.

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

         As a result of the experience the Company has had with exhibiting 35-mm movies in the IMAX(R) Theater, the Company constructed and on August 14th, 2001, opened a three theater 35-mm complex adjacent to the IMAX(R) Complex. The seating capacity of the three theaters is 181, 170 and 132 people. The theater that has 181 seats has a stage, so that the theater can be used for live shows. All three theaters have stadium seating and state of the art sound and projection systems.


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

         McFarlain's can accommodate up to 15 motor coach groups per hour. While tour groups are important, they represent only 33% of the restaurant's business. In 2002, the restaurant served over 400,000 people.


The IMAX(R) Food Court
----------------------

         The Company acquired The Back Porch Deli operation from an existing tenant in January 1997. Because of continuing operating losses at The Back Porch Deli, the Company converted The Back Porch to a food court called The IMAX(R) Food Court. This conversion was completed in May of 2000. The Company owns and operates The IMAX(R) Food Court where it operates franchises for Quiznos Subs, Baskin Robbins and Breadeaux Pizza.


Little Opry Theater
-------------------

         To better utilize space and broaden the entertainment offerings of the Complex, in 1998 the Company completed the construction of a 210 seat, intimate live performance theater in an area of the facility which had been an unused holding area for the IMAX(R) Theater. Originally the name of the theater was The Remember When Theater. In January of 2003, the name of this theater was changed to the Little Opry Theater.

         The theater currently features the play Smoke on the Mountain, a bluegrass musical group, Goldwing Express, and a country western group called Keepin' It Country. The cast of Smoke on the Mountain takes the audience back to a simpler time, 1938, when the singing Sanders family visit the Mount Pleasant Church for the first ever Saturday night sing. Goldwing Express is a national touring bluegrass band. This band combines a Branson style comedy act with the acoustics of a five-string banjo, mandolin, guitar, bow and fiddle, and an upright bass. Keepin' It Country brings the country music sounds of Nashville's Grand Ole Opry to the Little Opry Theater.

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

         The major attraction in Branson is Silver Dollar City, an amusement park with an 1890's theme, which attracts almost 2 million visitors each year. Several other attractions exist in Branson, including water parks, family amusements, and activities related to the lake in the region. The Company has entered into cross promotion arrangements with Silver Dollar City and with several of the major entertainers and timeshare developers in Branson. The IMAX(R) Entertainment Complex has become established as one of the major attractions in Branson and approximately 1,000,000 people visited the facility in 2002.

Employees
---------

         At December 31, 2002, the Company had approximately 90 full-time employees and all of them work at the IMAX(R) Entertainment Complex in Branson, Missouri.

Item 2.  Description of Property
--------------------------------

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

         The Company completed the construction of its Branson facility in 1993 on the 5.5-acre site leased by the Company. The Company owns the Branson facility, subject to a mortgage in the principal amount of $4,548,524 in favor of the Bank of America.

         The Company owns a condominium in Branson, Missouri, which it acquired in 1994 for $148,000 and which is subject to a mortgage at December 31, 2002 in the principal amount of $104,560 in favor of Liberty Bank with monthly payments of $725. The Company is currently planning on selling the condominium.

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

         No matter was submitted to a vote of security holders during the fourth quarter of 2002.

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

                                  High                    Low
                                  ------                 ------

         2001
         1st Quarter             $ 0.21             $     0.09
         2nd Quarter               0.13                   0.09
         3rd Quarter               0.13                   0.09
         4th  Quarter              0.09                   0.05

         2002
         1st Quarter             $ 0.12             $     0.08
         2nd Quarter               0.15                   0.15
         3rd Quarter               0.15                   0.05
         4th Quarter               0.10                   0.10


         (b) Holders. The approximate number of record holders as of March 25, 2003 of the Company's common stock, $.001 par value, was 380. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including those beneficial owners, the Company estimates the total number of shareholders exceeds 1,200.

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


Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of ITEC Attractions, Inc. This discussion and analysis should be read in conjunction with the financial statements and related notes for the years ended December 31, 2002 and 2001.

         On July 24, 2000 the Company completed financial arrangements for a program of capital improvements to the Branson Complex. These improvements include the construction of a new theater complex adjacent to the Branson Complex which houses three theaters with state-of-the-art sound systems and stadium style seating, designed to exhibit 35mm feature length films. The theaters have a seating capacity of 181, 170, and 132. Construction of the theaters was completed in August of 2001. The Company also increased the parking capacity of the Branson Complex by 165 spaces to accommodate the new theaters. Construction of the parking expansion commenced in January of 2000 and was completed in August of 2001 at the time the new theater complex opened at a cost of approximately 1.8 million.

Results of Operations
---------------------

         Revenues for the year ended December 31, 2002 increased 19 percent to $8,765,703 as compared to $7,349,210 for the previous year. The increase is a result of an increase in revenues in all areas of the Company's operations. Additionally, Elite Cinema III operated for a full year in 2002.

         Direct operating expenses were $6,075,362 for the year ended December 31, 2002 representing 69 percent of sales. This compares with direct operating expenses of $5,290,504 for the previous year, representing 72 percent of sales. Direct operating expenses increased by $784,858 over the previous year. The increase is primarily attributable to increased revenues.

         General and administrative expenses increased to $770,389 for the year ended December 31, 2002 as compared to $718,533 for the previous year.

         Advertising and marketing expense was $780,373 for the year ended December 31, 2002 compared to $704,048 for the prior year. The increase is primarily from increased advertising cost for the Elite Cinema III, as well as the entire complex.

         Interest expense was $509,100 and $404,105 for the years ended December 31, 2002 and 2001 respectively. This increase in interest expense is related to increased borrowings for construction of the new parking lot and construction of Elite Cinema III.

         The Company's net loss was $126,409 for the year ended December 31, 2002 compared to a net loss of $754,750 for the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002 current assets totaled $1,037,934, while current liabilities totaled $638,039. The Company's current ratio at December 31, 2002 was 1.63 to 1.00.

         As of December 31, 2002, the Company had borrowed $100,000 from Ms. Ann Bluto, a director of the Company. The loan bears interest at prime plus 1%. Proceeds from the loan were used to provide working capital for the Company. The Company has entered into an agreement to extend the due date of this note to June 30, 2003.

         On July 24, 2000, the Company refinanced its existing line of credit and existing long term debt with a new line of credit in the amount of $200,000 and a new term loan in the amount of $4,676,203. The additional proceeds of the term loan are to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto. As of December 31, 2002, the principal balance due on the term loan was $4,548,524. There were no outstanding borrowings against the line of credit at year end. The line of credit and the term loan are secured by deeds of trust on the Company's theater complex and ground leases. The line of credit bears interest at the rate of prime plus 1% and is due June 15, 2003.

         With the new term loan the Company entered into an interest rate swap with the Bank of America, N.A. (the "Bank") to effectively fix the interest rate on the Company's term note with the Bank which is due June 2013 at 10.4% through April 1, 2006. For the year ended December 31, 2002, the Company recognized a loss of $219,345 on the interest rate swap.

         Going forward, the Company expects to be able to finance its operations and immediate capital requirements from currently available capital and cash flow from operations.


Item 7.  Financial Statements
         --------------------

         The Financial Statements of the Company are included elsewhere herein.


Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

Directors and Executive Officers

         The directors and executive officers of the Company at March 25, 2003 are:


Name                        Age      Position in Company
-----                       ---      -------------------

Paul M. Bluto               74       Chairman of the Board of Directors,
                                     Chief Executive Officer and Chief Financial
                                     Officer

Lourette Ann Bluto          70       Director

Thomas J. Carlson           50       Director

Kelvyn H. Cullimore         67       Director

Kelvyn H. Cullimore, Jr.    46       Director

Francis E. McLaughlin       61       Director

Kumar V. Patel              57       Director

Paul Rasmussen              62       President and Chief Operating Officer

Randy S. Brashers           34       Vice President of Operations

Robert J. Cardon            39       Secretary/Treasurer

Debby Black                 35       Vice President of McFarlain's Restaurant

Gayle Pitman                45       Vice President of Retail Sales

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

         All staff personnel employed by the Company devote full time to the business of the Company as salaried employees, with the exception of Robert J. Cardon and Paul M. Bluto. Mr. Paul M. Bluto devotes approximately 50% of his time to his duties for the Company. In addition he provides consulting services to GS & W, a Company owned by Lourette Ann Bluto. Robert Cardon is an employee of Dynatronics Corporation and provides services to the Company on an as-needed basis. Mr. Cardon devotes approximately 5% of his time to his duties for the Company. Dynatronics Corporation is a public company, which manufactures devices for the physical medicine market. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Paul M. Bluto has been a Director of the Company since April 1995. He became Chairman of the Board and Chief Financial Officer in February 1997 and on March 1, 1999 became Chief Executive Officer. Since 1990, Mr. Bluto has provided consulting services to GS & W. From 1966 to 1990, Mr. Bluto was employed with the United Automobile, Aerospace, Agriculture Implement Workers of America (U.A.W.), most recently as a Senior Vice President of Operations and Human Resources.

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

         Debby Black was elected Vice President of McFarlains Restaurant in June of 2001. Ms. Black has been employed by McFarlains Restaurant since September 1995. She has held a number of positions at McFarlains.

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

Item 10.  Executive Compensation
          ----------------------

Compensation of Executive Officers
----------------------------------

         The following table sets forth the compensation of the Company's chief executive officer during the years ended December 31, 2002, 2001 and 2000. No executive officer or individual had a total annual salary and bonus exceeding $100,000 for any of these periods.

                           Summary Compensation Table




                                                                       Long Term Compensation
                                                                       ----------------------
                         Annual  Compensation                     Awards                Payouts
                        -------------------------------    ----------------------   ---------------------
                                               Other       Restricted
Name and                                       Annual       Stock                   LTIP        All Other
Principal                                      Compen-      Award(s)     Options/   Payouts      Compen-
Position         Year   Salary($)   Bonus($)   sation($)     ($)          SAR(#)     ($)        sation($)
---------        ----   ---------   --------   ---------   ----------     ------    -------     ----------
Paul M. Bluto    2002      -0-        -0-       $76,314     $ -0-           -0-      $ -0-        $ -0-
(CEO)(1)         2001      -0-        -0-       $59,400     $ -0-           -0-      $ -0-        $ -0-
                 2000      -0-        -0-       $64,896     $ -0-           -0-      $ -0-        $ -0-

--------------------------------------------------------------------------------

         (1) Mr. Bluto was elected the Company's Chief Executive Officer effective March 1, 1999. Mr. Bluto is not paid a salary for holding the position of Chief Executive Officer. He was, however, paid $76,314, $59,400 and $64,896 for director's fee and consultation services rendered to the Company for the year ended December 31, 2002, 2001, and 2000 respectively. Mr. Bluto maintains a home in California but visits Branson several times a year. The Company does provide Mr. Bluto with the use of a Company owned condominium during his visits to Branson. During the fourth quarter of 2002, Mr. Bluto completed the construction of his personal residence and is no longer using the condominium. The Company payments for the condominium were $8,700 for the year ended December 31, 2002. This amount is not included in the compensation table above.

         The Company did not make any awards of restricted stock to the named executives nor grant any stock options or stock appreciation rights to the named executives during the fiscal years ending December 31, 2002, 2001, and 2000.

         The Company made no payouts under any long-term incentive plan to the named executives during the fiscal years ending December 31, 2002, 2001, and 2000. The Company does not maintain any defined benefit or actuarial plan.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table sets forth, as of March 25, 2003, certain information with respect to any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's capital stock, each director, certain executive officers and as to all directors and officers as a group:

                         Common Stock Beneficially Owned
                         -------------------------------

Name and Address               Amount and Nature of
of Benefical Owner (1)         of Beneficial Ownership       Percent of Class(2)
----------------------------   ------------------------      -------------------

Paul M. Bluto (3)                   5,373,666                       67.7%

Lourette Ann Bluto (3)              5,373,666                       67.7%

Kelvyn H. Cullimore (4)               433,982                        5.5%

Kelvyn H. Cullimore, Jr. (5)          220,339                        2.8%

Francis E. McLaughlin (6)             111,097                        1.4%

Kumar V. Patel (7)                    100,000                        1.3%

Thomas J. Carlson(8)                   66,667                        0.8%

Randy S. Brashers                      70,543                        0.9%

All Directors and Officers
of the Company as a Group           6,155,955                       77.6%
(8 persons)(8)

         (1) The address of each person named in the table is % ITEC Attractions, Inc., 3562 Shepherd of the Hills Expressway, Branson, Mo 65616.

         (2) These calculations are based upon a total of 7,937,638 shares outstanding as of March 25, 2003. In addition, for each person or group the number of shares owned and the calculation of the percentage ownership includes the number of shares that person or group has the right to acquire.

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


Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         Mrs. Lourette Ann Bluto, a Director and majority stockholder of the Company, has loaned $100,000 to the Company, this amount bears interest at prime plus 1% and is due June 30, 2003.

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

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

(a)    Financial Statements and Schedules Filed as part of Form 10-KSB:
       ---------------------------------------------------------------

       Independent Accountants' Report of BKD, LLP., for the year ended December
         31, 2002.
       Balance Sheets as of December 31, 2002 and 2001.
       Statements of Operations for the years ended December 31, 2002 and 2001. Statements of Stockholders' Equity for the years ended December 31, 2002 and 2001.
       Statements of Cash Flows for the years ended December 31, 2002 and 2001. Notes to Financial Statements

         Schedules are omitted for the reason that they are not required, are not applicable, or the required information is included in the financials or notes thereto.

(b)    Exhibits
       ---------

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

                99.1 CEO and CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(c)    Reports on Form 8-K:
       -------------------

         None

Item 14.  Controls and Procedures
          -----------------------

         (a) The Company maintains disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ITEC Attractions, Inc.


By  /s/  Paul E. Rasmussen                  Date:  March 28, 2003
   ----------------------------
         Paul E. Rasmussen,
         President and
         Chief Operating Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul M. Bluto             Chairman of the Board of Directors         3/28/03
----------------------------  Chief Executive Officer and                -------
Paul M. Bluto                 Chief Financial Officer



/s/ Paul E. Rasmussen         President and                              3/28/03
----------------------------  Chief Operating Officer                    -------
Paul E. Rasmussen


/s/ Kelvyn H. Cullimore       Director                                   3/28/03
----------------------------                                             -------
Kelvyn H. Cullimore


/s/ Kelvyn H. Cullimore, Jr.  Director                                   3/28/03
----------------------------                                             -------
Kelvyn H. Cullimore, Jr.


                              Director                                   3/28/03
------------------------------                                           -------
Francis E. McLaughlin


/s/Lourette Ann Bluto         Director                                   3/28/03
------------------------------                                           -------
Lourette Ann Bluto


                              Director
------------------------------                                           3/28/03
Thomas J. Carlson                                                        -------

                              Director
------------------------------                                           3/28/03
Kumar V. Patel                                                           -------

              Certification of the Principal Executive Officer and
                          Principal Financial Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

         I, Paul M. Bluto, certify that:

1. I have reviewed this annual report on Form 10-KSB of ITEC Attractions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                     /s/ Paul M. Bluto
                                     --------------------------------
                                     Paul M. Bluto
                                     Chief Executive Officer and Chief Financial
                                     Officer

                             ITEC Attractions, Inc.

                  Accountants' Report and Financial Statements

                           December 31, 2002 and 2001

                         Independent Accountants' Report



Board of Directors
ITEC Attractions, Inc.
Branson, Missouri


We have audited the accompanying balance sheets of ITEC Attractions, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITEC Attractions, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8, the Company changed its method of accounting for derivative financial instruments in 2001.



                                   /s/BKD, LLP

Springfield, Missouri
February 20, 2003

                             ITEC Attractions, Inc.
                                 Balance Sheets
                           December 31, 2002 and 2001


Assets

                                                                 2002              2001
                                                          -----------------------------------
    Current Assets
        Cash                                              $        399,394   $         66,084
        Accounts receivable                                         45,385             39,984
        Inventories                                                376,191            332,164
        Prepaid expenses and other                                 112,075             93,363
        Prepaid leases - current                                   104,889            166,915
                                                           ---------------    ---------------

               Total current assets                              1,037,934            698,510
                                                           ---------------    ---------------


    Property and Equipment, At Cost
        Buildings and leasehold improvements                     7,193,163          7,118,831
        Machinery and equipment                                  1,522,535          1,345,863
        Furniture and fixtures                                     591,456            586,224
        Film development costs                                     900,000            900,000
                                                           ---------------    ---------------
                                                                10,207,154          9,950,918
        Less accumulated depreciation and
          amortization                                           3,277,188          2,738,521
                                                           ---------------    ---------------

                                                                 6,929,966          7,212,397
                                                           ---------------    ---------------


    Other Assets
        Prepaid leases                                             588,494            631,358
        Other                                                        2,643              5,613
                                                           ---------------    ---------------

                                                                   591,137            636,971
                                                           ---------------    ---------------

                                                          $      8,559,037   $      8,547,878
                                                           ===============    ===============



See Notes to Financial Statements



Liabilities and Stockholders' Equity

                                                                2002                2001
                                                          -----------------------------------
    Current Liabilities
        Current maturities of long-term debt              $        239,674   $        242,807
        Accounts payable                                           230,943            357,660
        Accrued expenses                                           167,422            149,950
                                                           ---------------    ---------------

               Total current liabilities                           638,039            750,417
                                                           ---------------    ---------------


    Long-term Debt                                               4,650,843          4,669,352

    Accrued Lease Expense                                          535,304            478,956

    Interest Rate Swap Agreement                                   703,376            484,031

    Other                                                           13,501             20,739
                                                           ---------------    ---------------

                                                                 5,903,024          5,653,078
                                                           ---------------    ---------------

    Stockholders' Equity
        Common stock,  $.001 par value; authorized
          40,000,000 shares; issued and outstanding
          7,937,638 shares                                           7,938              7,938
        Additional paid-in capital                              10,781,076         10,781,076
        Retained earnings (deficit)                             (8,771,040)        (8,644,631)
                                                           ---------------    ---------------

               Total stockholders' equity                        2,017,974          2,144,383
                                                           ---------------    ---------------

                                                          $      8,559,037   $      8,547,878
                                                           ===============    ===============


See Notes to Financial Statements

                             ITEC Attractions, Inc.
                            Statements of Operations
                     Years Ended December 31, 2002 and 2001


                                                                                   2002                2001
                                                                              -----------------------------------
    Revenues
        Theater and concession                                                $      3,216,959   $      2,282,827
        Food service                                                                 3,671,320          3,389,642
        Gift shops                                                                   1,413,585          1,240,794
        Mall operations                                                                463,839            435,947
                                                                               ---------------    ---------------

                                                                                     8,765,703          7,349,210
                                                                               ---------------    ---------------
    Direct Expenses
        Theater and concession                                                       1,829,144          1,444,687
        Food service                                                                 2,840,119          2,611,327
        Gift shops                                                                     998,631            913,417
        Mall operations                                                                407,468            321,073
                                                                               ---------------    ---------------

                                                                                     6,075,362          5,290,504
                                                                               ---------------    ---------------

    Gross Profit                                                                     2,690,341          2,058,706
                                                                               ---------------    ---------------

    Operating Expenses
        General and administrative                                                     770,389            718,533
        Advertising and marketing                                                      780,373            704,048
        Depreciation and amortization                                                  538,667            506,674
        Loss on derivative financial instrument                                        219,345            185,897
                                                                               ---------------    ---------------

                                                                                     2,308,774          2,115,152
                                                                               ---------------    ---------------

    Operating Income (Loss)                                                            381,567            (56,446)
                                                                               ---------------    ---------------

    Other Income (Expense)
        Interest income                                                                  1,124              3,935
        Interest expense                                                              (509,100)          (404,105)
                                                                               ---------------    ---------------

                                                                                      (507,976)          (400,170)
                                                                               ---------------    ---------------

    Loss Before Cumulative Effect of Change in Accounting Principle                   (126,409)          (456,616)

    Cumulative Effect of Change in Accounting Principle                                     --           (298,134)
                                                                               ---------------    ---------------

    Net Loss                                                                  $       (126,409)  $       (754,750)
                                                                               ===============    ===============

    Loss Per Common Share Before Cumulative Effect of Change in
       Accounting Principle                                                   $           (.02)  $           (.06)

    Loss Per Common Share on Cumulative Effect of Change in Accounting
       Principle                                                                          --                 (.04)
                                                                               ---------------    ---------------

    Net Loss Per Common Share                                                 $           (.02)  $           (.10)
                                                                               ===============    ===============


See Notes to Financial Statements

                             ITEC Attractions, Inc.
                       Statements of Stockholders' Equity
                     Years Ended December 31, 2002 and 2001


                                                                  Additional            Retained
                                                Common              Paid-in             Earnings
                                                 Stock              Capital             (Deficit)              Total
                                           ------------------ -------------------- -------------------- --------------------

    Balance, January 1, 2001               $         7,938    $       10,781,076   $       (7,889,881)  $        2,899,133


        Net loss                                        --                    --             (754,750)            (754,750)
                                             -------------      ----------------     ----------------     ----------------


    Balance, December 31, 2001                       7,938            10,781,076           (8,644,631)           2,144,383


        Net loss                                        --                    --             (126,409)            (126,409)
                                             -------------      ----------------     ----------------     ----------------


    Balance, December 31, 2002             $         7,938    $       10,781,076   $       (8,771,040)  $        2,017,974
                                             =============      ================     ================     ================

See Notes to Financial Statements

                             ITEC Attractions, Inc.
                            Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001



                                                                                   2002                2001
                                                                            ----------------------------------------
    Operating Activities
        Net loss                                                              $       (126,409)  $       (754,750)
        Items not requiring (providing) cash
           Depreciation and amortization                                               538,667            506,674
           Cumulative effect of change in accounting principle                              --            298,134
           Loss on derivative financial instrument                                     219,345            185,897
        Changes in
           Accounts receivable                                                          (5,401)            41,732
           Inventories                                                                 (44,027)          (159,280)
           Prepaid expenses and other                                                   89,148            187,864
           Accounts payable and accrued expenses                                       (60,135)           102,027
                                                                               ---------------    ---------------

               Net cash provided by operating activities                               611,188            408,298
                                                                               ---------------    ---------------

    Investing Activities
        Purchase of property and equipment                                            (154,423)          (380,469)
                                                                               ---------------    ---------------

               Net cash used in investing activities                                  (154,423)          (380,469)
                                                                               ---------------    ---------------

    Financing Activities
        Principal payments on long-term debt                                          (171,385)          (147,296)
        Proceeds from issuance of long-term debt                                        47,930                 --
                                                                               ---------------    ---------------

               Net cash used in financing activities                                  (123,455)          (147,296)
                                                                               ---------------    ---------------

    Increase (Decrease) in Cash                                                        333,310           (119,467)

    Cash, Beginning of Year                                                             66,084            185,551
                                                                               ---------------    ---------------

    Cash, End of Year                                                         $        399,394   $         66,084
                                                                               ===============    ===============

    Supplemental Cash Flows Information

        Interest paid (net of amount capitalized)                                     $510,635           $391,896
        Long-term debt incurred for property and equipment                            $101,813         $1,206,254


See Notes to Financial Statements

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001



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


    Inventory Pricing

        Inventories consist of retail merchandise, food and concession items. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.


    Property and Equipment

        Property and equipment are depreciated over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Annual depreciation is primarily computed using accelerated methods.

        The Company capitalizes interest costs as a component of construction in progress, based on the weighted average rates paid for long-term borrowing. Total interest incurred each year was:

                                                       2002            2001
                                                   ----------------------------

           Interest costs capitalized              $         --   $      45,919
           Interest costs charged to expense            509,100         404,105
                                                    -----------    ------------

                  Total interest incurred          $    509,100   $     450,024
                                                    ===========    ============



    Income Taxes

        Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

    Revenue Recognition

        Revenues are recognized at the time they are earned, which is generally simultaneous with their receipt.


    Loss Per Common Share

        Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding used in the computation of loss per common share was 7,937,638 for each of the years ended December 31, 2002 and 2001.


Note 2:  Inventories

                                            2002                2001
                                       -----------------------------------

               Gift shops              $        326,202   $        278,203
               Food                              39,447             46,325
               Concessions                       10,542              7,636
                                        ---------------    ---------------

                                       $        376,191   $        332,164
                                        ===============    ===============


Note 3:  Line of Credit

        The Company has a $200,000 revolving bank line of credit expiring in 2003. At December 31, 2002 and 2001, there was no outstanding balance on this line. The line is collateralized by substantially all of the Company's assets and interest varies with the bank's prime rate.



Note 4:  Long-term Debt

                                                      2002              2001
                                               ---------------------------------

           Note payable, bank (A)            $      4,548,524   $      4,626,301
           Note payable, bank (B)                     104,560            108,231
           Note payable, related party (C)            100,000            100,000
           Notes payable, various (D)                  87,995             73,772
           Capital lease obligations (E)               49,438              3,855
                                              ---------------    ---------------
                                                    4,890,517          4,912,159
           Less current maturities                    239,674            242,807
                                              ---------------    ---------------

                                             $      4,650,843   $      4,669,352
                                              ===============    ===============

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

         (A) Due June 2013; payable monthly plus interest at prime plus or minus 0.25% based on certain financial ratios; secured by the theater complex.

         (B) Due January 2005; payable monthly including interest at prime; secured by real property.

         (C) Due June 30, 2003; interest payable monthly at prime plus 1%; unsecured.

         (D) Various obligations arising from the purchase of equipment and vehicles and collateralized by equipment and vehicles acquired; interest ranges from 9% to 10.5%; due through 2007.

         (E) Capital leases include leases covering various equipment due through 2007.

         Aggregate annual maturities of long-term debt and payments on capital lease obligations at December 31, 2002, are:

                                         Long-term
                                           Debt              Capital
                                        (Excluding            Lease
                                          Leases)          Obligations
                                      --------------------------------------

           2003                       $        225,127   $         17,880
           2004                                110,701             17,880
           2005                                218,997             14,837
           2006                                131,689              5,710
           2007                                140,391              2,855
           Thereafter                        4,014,174                 --
                                       ---------------    ---------------

                                      $      4,841,079             59,162
                                       ===============

           Less amount representing
              interest                                              9,724
                                                          ---------------

           Present value of future
              minimum lease payments                     $         49,438
                                                          ===============


         Property and equipment include the following property under capital leases:

                                                  2002                2001
                                             -----------------------------------

           Equipment                         $        320,638   $        259,731
           Less accumulated depreciation              265,749            248,621
                                              ---------------    ---------------

                                             $         54,889   $         11,110
                                              ===============    ===============

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

Note 5:   Leases

        The Company has an operating lease agreement for a giant screen theater projection and sound system for its Branson Theater Complex. Under the terms of this agreement, the Company was required to make advance rental payments. Such amounts, net of amortization, are reflected in prepaid leases in the accompanying financial statements. The advance rent payments are being amortized on a straight-line basis over the initial ten-year lease term. Additionally, the lease agreement requires the monthly payments to be adjusted annually based on the Consumer Price Index throughout the remaining lease term, together with annual percentage royalties ranging from one to ten percent based upon the attainment of certain net theater admission revenue volumes. The lease expires in September 2005, and has an option to be renewed for an additional ten-year term. Advance and fixed minimum lease commitments related to this lease are included in the following tables.

        The Company also has a fifty-year operating lease on land located in Branson, Missouri, the site of the Company's giant screen tourist entertainment complex. An advance rent payment of $1,025,000 was made at the time of the lease which satisfied the Company's rent obligation for years one through twenty of the lease agreement. For years twenty-one through fifty of the lease, the Company is obligated to make quarterly rent payments aggregating $145,000 annually. These amounts are subject to an annual Consumer Price Index adjustment. Base rents, including the $1,025,000 in advance rents and the $145,000 annual amount commencing in the twenty-first lease year, are expensed on a straight-line basis over the fifty-year lease term, which under the term of the agreement began October 1, 1993. Amounts recorded as accrued lease expense in the accompanying balance sheet reflect an accrual for those portions of the rents that will be paid during years twenty-one through fifty which are expensed currently using the straight-line method.

        In addition, the Company leases two vehicles under noncancelable operating lease agreements.

        Advance rental payments associated with the theater system and land are reflected in the current portion of prepaid leases and prepaid leases in the accompanying balance sheet at December 31, 2002 and 2001, and are summarized below:

                                                          2002            2001
                                                     ---------------------------

           Advance rents
               Theater system                        $    149,248   $    203,520
               Land                                       544,135        594,753
                                                      -----------    -----------

                                                          693,383        798,273
                                                      -----------    -----------

           Less current portion of prepaid leases
               Theater system                              54,272        116,298
               Land                                        50,617         50,617
                                                      -----------    -----------

                  Total current portion of
                     prepaid leases                       104,889        166,915
                                                      -----------    -----------

                                                     $    588,494   $    631,358
                                                      ===========    ===========

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001


        Annual amortization expense is as follows:

                                           2002                2001
                                      -----------------------------------


           Theater system             $         54,272   $        116,298
           Land                                 50,617             50,617
                                       ---------------    ---------------

                                      $        104,889   $        166,915
                                       ===============    ===============


        Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002, are as follows:

                                2003                   $       93,503
                                2004                           23,753
                                2005                           20,000
                                2006                           20,000
                                2007                           20,000
                             Thereafter                     5,230,000
                                                        -------------

                                                       $    5,407,256
                                                        =============

        Rental expense on operating leases for the years ended December 31, 2002 and 2001, was approximately $193,000 and $256,000, respectively.

        The Company has agreements to rent space as lessor to various retail tenants in its theater complex with terms ranging from one to five years. The agreements also include certain renewal terms for leases beyond five years, which are not included in the amounts below. As of December 31, 2002 and 2001, the Company held deposits related to the leases of $11,400 and $13,900, respectively.

        Future minimum rentals to be received as of December 31, 2002, are as follows:

                                2003                   $       87,692
                                2004                           53,892
                                2005                           13,528
                                                        -------------

                                                       $      155,112
                                                        =============

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001


Note 6:   Income Taxes

        There was no provision for income taxes for the years ended December 31, 2002 and 2001.

        A reconciliation of income tax benefit at the statutory rate to the Company's actual income tax benefit is shown below:

                                                         2002           2001
                                                   ----------------------------

           Computed at the statutory rate (34%)    $    (42,979)  $    (256,615)
           Increase (decrease) resulting from
               Nondeductible expenses and other          (2,930)       (195,165)
               Changes in the deferred tax asset
                  valuation allowance                    45,909         451,780
                                                    -----------    ------------

                  Actual tax benefit               $          0   $           0
                                                    ===========    ============


        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                        2002           2001
                                                   ----------------------------
           Deferred tax assets
               Property and equipment              $     634,922   $    716,240
               Accrued rent                              199,668        178,651
               Net operating loss carryforwards        1,665,821      1,638,337
               Derivative financial instrument           262,359        180,544
               Other                                       2,919          6,008
                                                    ------------    -----------

                  Deferred tax asset before
                    valuation allowance                2,765,689      2,719,780
                                                    ------------    -----------

           Valuation allowance
               Beginning balance                      (2,719,780)    (2,268,000)

               Increase during the year                  (45,909)      (451,780)
                                                    ------------    ------------

               Ending balance                         (2,765,689)    (2,719,780)
                                                    ------------    ------------

                  Net deferred tax asset           $           0   $          0
                                                    ============    ===========


        As of December 31, 2002, the Company has unused operating loss carryforwards of approximately $4.5 million, which expire between 2016 and 2021.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

Note 7:   Employee Benefit Plan

        The Company has a 401(k) defined contribution plan covering substantially all employees. The Company's contributions to the plan are limited to 50% of each employee's contribution not to exceed $350 for any participant. Contributions to the plan were approximately $5,000 and $14,000 for 2002 and 2001, respectively.


Note 8:  Derivative Financial Instrument and Change in Accounting Principle

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

        The derivative financial instrument held by the Company is an interest-rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate at 10.4% through April 1, 2006, on the Company's term note with the Bank which is due June 2013. Management determined that the Company will not apply the hedge accounting provisions of the standards to this transaction. Instead, the Company's derivative instrument is recorded at its fair value with changes in fair value included in earnings.

        At January 1, 2001, initial adoption of the new standards resulted in recognition of a derivative financial instrument liability and a cumulative effect adjustment of $298,134. Application of the standards resulted in recognition of a loss on derivative financial instrument of $219,345 and $185,897 during the years ended December 31, 2002 and 2001, respectively.


Note 9:  Related Party Transactions

        The Company has a note payable to the spouse of the majority shareholder in the amount of $100,000 (see Note 4).


Note 10: Disclosures About Fair Value of Financial Instruments

        The following table presents estimated fair values of the Company's financial instruments at December 31, 2002 and 2001.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001





                                                        December 31, 2002                      December 31, 2001
                                                   Carrying             Fair             Carrying              Fair
                                                    Amount              Value             Amount              Value
                                              ------------------- ------------------ ------------------ -------------------
           Financial assets
               Cash                           $         399,394   $         399,394  $          66,084  $          66,084

           Financial liabilities
               Long-term debt                         4,890,517           4,890,517          4,912,159          4,912,159
               Interest rate swap
                 agreement                              703,376             703,376            484,031            484,031


        The following methods were used to estimate the fair value of financial instruments.


    Cash

        The carrying amount approximates fair value.


    Long-term Debt

        The fair value is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.


    Interest Rate Swap Agreement

        Fair value, which also is the amount recognized in the balance sheets, equals quoted prices.


Note 11: Significant Estimates and Concentrations

        Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:


    Major Lender

        Substantially all of the Company's long-term debt has been financed through one financial institution.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001


Note 12:  Operating Segments

        The Company operates in three business segments: 1) Theater and concessions, 2) Food service and 3) Retail services.

        The following table presents financial information by operating segment for the years ended December 31, 2002 and 2001.

          Year Ended                Theater and           Food           Retail
      December 31, 2002             Concessions         Service         Services       Corporate         Total
------------------------------- -------------------- --------------- --------------- --------------- ---------------

Sales to unaffiliated
   customers                    $       3,216,959    $   3,671,320   $   1,877,424   $          --   $   8,765,703

Operating income (loss)                 1,387,815          831,201         471,325      (2,308,774)        381,567

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


Note 13: Impact of Recent Accounting Pronouncement

        The Financial Accounting Standards Board (FASB) recently adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. SFAS 142 was effective for fiscal years beginning after December 15, 2001. The Company applied SFAS 142 beginning in the first quarter of its fiscal year ending December 31, 2002. Adoption of the new standard had no material effect on the Company's financial statements.