Form 10QSB
period 2003-03-31
ITEC ATTRACTIONS INC
filed 2003-05-13
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act for the transition period from ____________ to ____________.

Commission file number 0-21070

                             ITEC Attractions, Inc.
       (Exact name of small business issuer as specified in its charter.)

         Nevada                                         66-0426648
------------------------                      ---------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)

         3562 Shepherd of the Hills Expressway, Branson, Missouri 65616
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (417) 335-3533
                                  -------------
                           (Issuer's telephone number)


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

The number of shares outstanding of the issuer's common stock, $.001 par value, as of May 8, 2003 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one):  Yes         No    X
                                                                ----        ----

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                    Page Number
                                                                    -----------

Condensed Balance Sheet
  March 31, 2003................................................          1


Condensed Statements of Loss
  Three Months Ended March 31, 2003 and 2002....................          2


Condensed Statements of Cash Flows
  Three Months Ended March 31, 2003 and  2002...................          3


Notes to Condensed Financial Statements.........................          4


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations...........................          5


Item 3.  Controls and Procedures................................          8


PART II.  Other Information.....................................          9

                             ITEC Attractions, Inc.
                            Condensed Balance Sheet
                                  (Unaudited)


                                                                 March 31,
           ASSETS                                                   2003
           ------                                              ---------------
Current assets:
   Cash                                                        $       54,864
   Accounts receivable                                                 40,309
   Inventories                                                        520,439
   Prepaid expenses                                                   123,638
   Prepaid leases-current                                             104,889
                                                               ---------------

           Total current assets                                       844,139
                                                               ---------------

Property and equipment, net of accumulated
  depreciation of $3,410,016                                        6,900,894
Prepaid leases-noncurrent                                             562,272
Deposits                                                                2,643
                                                               ---------------

           TOTAL ASSETS                                        $    8,309,948
                                                               ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
   Accounts payable                                            $      417,658
   Accrued expenses                                                   337,337
   Current maturities of long-term debt                               230,379
                                                               ---------------

           Total current liabilities                                  985,374
                                                               ---------------

Accrued lease expense                                                 549,391
Long-term debt                                                      4,665,467
Deferred revenue                                                        3,062
Security deposits                                                      11,400
Interest rate swap agreement                                          678,789
                                                               ---------------

           Total liabilities                                        6,893,483
                                                               ---------------

Stockholders' equity
   Common stock, $.001 par value, authorized
      40,000,000 shares, issued and outstanding
      7,937,638 shares                                                  7,938
   Additional paid-in capital                                      10,781,076
   Retained earnings (deficit)                                     (9,372,549)
                                                               ---------------

           Total stockholders' equity                               1,416,465
                                                               ---------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    8,309,948
                                                               ===============

            See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                          Condensed Statements of Loss
                                   (Unaudited)

                                                   Three Months Ended
                                                         March 31,

                                                  2003              2002
                                               ------------     -------------

Revenue:
     Theater and concession                   $   442,942      $    409,799
     Food service                                 290,904           295,708
     Gift shop                                     99,860           105,731
     Mall operations                               90,312            74,001
                                              ------------     -------------
                                                  924,018           885,239
                                              ------------     -------------
Direct expense:
     Theater and concession                       340,368           309,901
     Food service                                 357,806           315,478
     Gift shop                                    112,435           105,736
     Mall operations                               91,096            89,202
                                              ------------     -------------
                                                  901,705           820,317
                                              ------------     -------------


Gross profit                                       22,313            64,922
                                              ------------     -------------

Operating expenses:
     General and administrative                   232,313           160,743
     Advertising and marketing                    161,772           159,897
     Depreciation and amortization                132,828           130,759
     Gain on derivative financial
        instrument                                (24,587)          (69,500)
                                              ------------     -------------
                                                  502,326           381,899
                                              ------------     -------------

Operating loss                                   (480,013)         (316,977)
                                              ------------     -------------

Other income (expense):
     Interest income                                  198                49
     Interest expense                            (121,696)         (127,985)
                                              ------------     -------------
                                                 (121,498)         (127,936)
                                              ------------     -------------

        Net loss                              $  (601,511)     $   (444,913)
                                              ============     =============

Loss per common share                         $      (.08)     $       (.06)
                                              ============     =============

Weighted average common
   shares outstanding                           7,937,638         7,937,638


            See accompanying notes to condensed financial statements.

                           ITEC Attractions, Inc.
                     Condensed Statements of Cash Flows
                                 (Unaudited)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   2003                2002
                                                                              ---------------     ---------------
Cash flows from operating activities:
   Net loss                                                                 $       (601,511)   $       (444,913)
    Items not requiring(providing) cash:
       Depreciation and amortization                                                 132,828             130,759
      Gain on derivative financial instrument                                        (24,587)            (69,500)
       Changes in:
         Accounts receivable                                                           5,076              13,580
         Inventories                                                                (144,248)            (78,952)
         Prepaid expenses and other                                                   14,659              24,591
         Accounts payable and accrued expenses                                       371,680             235,616
                                                                              ---------------     ---------------
                         Net cash used in operating activities                      (246,103)           (188,819)
                                                                              ---------------     ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                               (103,756)            (18,011)
                                                                              ---------------     ---------------
                         Net cash used in investing activities                      (103,756)            (18,011)
                                                                              ---------------     ---------------

Cash flows from financing activities:
   Net borrowings under line of credit agreement                                           -             200,000
   Principal payments on long-term debt                                              (40,476)            (66,421)
   Proceeds from issuance of long-term debt                                           45,805              85,000
                                                                              ---------------     ---------------
                        Net cash provided by financing activities                      5,329             218,579
                                                                              ---------------     ---------------

Increase (decrease) in cash                                                         (344,530)             11,749

Cash at beginning of period                                                          399,394              66,084
                                                                              ---------------     ---------------

Cash at end of period                                                         $       54,864      $       77,833
                                                                              ===============     ===============


Supplemental cash flows information:
  Interest paid                                                               $      121,696      $      127,985


            See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                     Notes to Condensed Financial Statements
                             March 31, 2003 and 2002
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

ITEC Attractions, Inc. (formerly known as International Tourist Entertainment Corporation) (the "Company") commenced operations in October 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the Company. The results of operations for any interim period are not necessarily indicative of results for the respective full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

NOTE 2. OPERATING SEGMENTS

The Company operates in three business segments: 1) Theater and concessions, 2) Food service, and 3) Retail services.

The following table presents financial information by operating segment for the three months ended March 31, 2003 and 2002.

Three months ended      Theater and    Food     Retail
March 31, 2003          Concessions   Service   Services   Corporate     Total
--------------------------------------------------------------------------------

Sales to unaffiliated
  customers              $442,942    $290,904   $190,172  $     -     $ 924,018

Operating income
  (loss)                 $102,574    $(66,902)  $(13,359) $(502,326)  $(480,013)

Three months ended     Theater and     Food       Retail
March 31, 2002          Concessions    Service   Services  Corporate     Total
--------------------------------------------------------------------------------

Sales to unaffiliated
  customers              $409,799    $295,708   $179,732  $     -     $ 885,239

Operating income
  (loss)                 $ 99,898    $(19,770)  $(15,206) $(381,899)  $(316,977)

NOTE 3.  DERIVATIVE FINANCIAL INSTRUMENT

The derivative financial instrument held by the Company is an interest rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate on the Company's term note with the Bank, which is due June 2013, at 10.4% through April 1, 2006. The Company's derivative instrument is recorded at its fair value with changes in fair value included in earnings. The Company recognized a gain on derivative financial instruments of $24,587 and $69,500 for the three months ended March 31, 2003 and 2002, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of ITEC Attractions, Inc. This discussion and analysis should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

In March 1998, the Company completed the construction of a 210-seat theater named the Little Opry Theater, for live performances in The Complex. Smoke on the Mountain, Gold Wing Express, and the Keepin' It Country show are currently being held in the Little Opry Theater.

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

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 2003 increased 4 percent to $924,018 as compared to $885,239 for the same quarter of the previous year. This increase is primarily a result of an increase in film revenues in the IMAX theater.

Direct operating expenses were $901,705 for the quarter ended March 31, 2003 representing 98 percent of sales, as compared to expenses of $820,317 or 93 percent of sales for the comparable period of the previous year. This increase in direct operating expenses is attributed principally to an increase in salary and wage expenses for the quarter ended March 31, 2003.

General and administrative expenses were $232,313 and $160,743 for the quarters ended March 31, 2003 and 2002, respectively. This increase in general and administrative expenses is primarily due to an increase in salary and wage expenses, including bonuses approved in the first quarter of 2003, to be paid in May 2003.

Advertising and marketing expense was $161,772 for the quarter ended March 31, 2003 compared to $159,897 for the same period in 2002.

Interest expense was $121,696 and $127,985 for the quarters ended March 31, 2003 and 2002.

Net loss was $601,511 for the quarter ended March 31, 2003 compared to a net loss of $444,913 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, current assets totaled $844,139, while current liabilities totaled $985,374. The Company's current ratio at March 31, 2003 was .86 to 1.00.

As of March 31, 2003, the Company has outstanding borrowings of $100,000 from Ms. Ann Bluto, a director of the Company. This loan bears interest at prime plus 1%.

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

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected. Please refer to the "Management's Discussion and Analysis or Plan of Operation" that is found in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 for more details.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligations, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

ITEM 3. CONTROLS AND PROCEDURES

(a) The Company maintains disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 that are designed to ensure that information required to be disclosed periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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



Date       5/12/03                                /s/ Paul M. Bluto
           -------                                -----------------
                                                  Paul M. Bluto
                                                  Chairman and
                                                  Principal Financial Officer
                                                  Chief Executive Officer




Date       5/12/03                                /s/ Paul E. Rasmussen
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


Date: May 12, 2003
                                                   /s/ Paul M. Bluto
                                                   ---------------------------
                                                   Paul M. Bluto
                                                   Chief Executive Officer and
                                                   Chief Financial Officer