Form 10QSB
period 2003-06-30
ITEC ATTRACTIONS INC
filed 2003-08-14
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

         3562 Shepherd of the Hills Expressway, Branson, Missouri 65616
         --------------------------------------------------------------
                    (Address of principal executive offices)

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



The number of shares outstanding of the issuer's common stock, $.001 par value, as of August 8, 2003 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one):  Yes       No  X

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                           Page
                                                                          Number
                                                                          ------

Condensed Balance Sheet
  June 30, 2003  ..........................................................   1


Condensed Statements of Operations
  Three and Six Months Ended June 30, 2003 and 2002........................   2


Condensed Statements of Cash Flows
  Six Months Ended June 30, 2003 and  2002.................................   3


Notes to Condensed Financial Statements....................................   4


Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations................................................   5


Item 3.  Controls and Procedures...........................................   8


PART II.  Other Information................................................   9

                             ITEC Attractions, Inc.

                             Condensed Balance Sheet
                                   (Unaudited)


                                                                      June 30,
          ASSETS                                                        2003
          ------                                                    -----------

Current assets:
   Cash                                                             $   161,923
   Accounts receivable                                                   55,366
   Inventories                                                          557,600
   Prepaid expenses                                                     138,064
   Prepaid leases-current                                               104,889
                                                                    -----------

          Total current assets                                        1,017,842

Property and equipment, net of
  accumulated depreciation of $3,540,519                              6,802,870
Prepaid leases-non-current                                              536,050
Deposits                                                                 22,701
                                                                    -----------


          TOTAL ASSETS                                              $ 8,379,463
                                                                    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:

   Accounts payable                                                 $   533,902
   Accrued expenses                                                     332,187
   Current maturities of long-term debt                                 220,877
                                                                    -----------

          Total current liabilities                                   1,086,966

Accrued lease expense                                                   563,478
Long-term debt                                                        4,592,531
Deferred revenue                                                          4,981
Security deposits                                                        12,400
Interest rate swap agreement                                            679,803
                                                                    -----------

          Total liabilities                                           6,940,159

Stockholders' equity
   Common stock, $.001 par value.  Authorized
      40,000,000 shares, issued and outstanding
      7,937,638 shares                                                    7,938
   Additional paid-in capital                                        10,781,076
   Retained earnings (deficit)                                       (9,349,710)
                                                                    -----------

          Total stockholders' equity                                  1,439,304
                                                                    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 8,379,463
                                                                    ===========

            See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended                    Six Months Ended
                                                          June 30,                              June 30,
                                                    2003             2002                 2003             2002
                                                 -----------      -----------         ------------     -------------
Revenue:
    Theater and concession                       $ 1,105,409      $   849,868         $  1,548,351     $   1,259,667
    Food service                                     953,376          965,339            1,244,280         1,261,047
    Gift shops                                       338,091          356,227              437,951           461,958
    Mall operations                                  107,024          108,228              197,336           182,229
                                                 -----------      -----------         ------------     -------------
                                                   2,503,900        2,279,662            3,427,918         3,164,901
                                                 -----------      -----------         ------------     -------------
Direct Expense:
    Theater and concession                           652,493          436,147              992,861           746,048
    Food service                                     770,932          795,958            1,128,738         1,111,436
    Gift shops                                       259,571          249,092              372,006           354,828
    Mall operations                                  115,067           98,348              206,163           187,550
                                                 -----------      -----------         ------------     -------------
                                                   1,798,063        1,579,545            2,699,768         2,399,862
                                                 -----------      -----------         ------------     -------------

Gross Profit                                         705,837          700,117              728,150           765,039
                                                 -----------      -----------         ------------     -------------

Operating Expense:
    General and administrative                       175,541          190,792              407,854           351,535
    Advertising and marketing                        254,572          233,932              416,344           393,829
    Depreciation and amortization                    130,483          131,429              263,311           262,188
    (Gain) loss on derivative financial
      instrument                                       1,014          118,037              (23,573)           48,537
                                                 -----------      -----------         ------------     -------------
                                                     561,610          674,190            1,063,936         1,056,089
                                                 -----------      -----------         ------------     -------------

Operating Income (Loss)                              144,227           25,927             (335,786)         (291,050)

Other Income (Expense):
    Interest income                                       68              110                  266               159
    Interest expense                                (121,454)        (133,015)            (243,150)         (261,000)
                                                 -----------      -----------         ------------     -------------
                                                    (121,386)        (132,905)            (242,884)         (260,841)
                                                 -----------      -----------         ------------     -------------

      Net Income (Loss)                          $    22,841      $  (106,978)        $   (578,670)    $    (551,891)
                                                 ===========      ===========         ============     =============

Income (loss) per common share                   $      0.00      $     (0.01)        $      (0.07)    $       (0.07)
                                                 ===========      ===========         ============     =============
Weighted average common
   shares outstanding                              7,937,638        7,937,638            7,937,638         7,937,638


            See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                             June 30,
                                                                                    2003                 2002
                                                                              ---------------      --------------
Cash flows from operating activities:
   Net loss                                                                   $      (578,670)     $      (551,891)
     Items not requiring(providing) cash:

      Depreciation and amortization                                                   263,311              262,188
       (Gain) loss on derivative financial instrument                                 (23,573)              48,537
      Changes in:
        Accounts receivable                                                            (9,981)              (9,437)
        Inventories                                                                  (181,409)            (153,184)
        Prepaid expenses and deposits                                                 (46,047)             (43,152)
        Prepaid leases                                                                 80,618               83,457
        Accounts payable and other accrued expenses                                   471,604              250,713
                                                                              ---------------      ---------------
                         Net cash used in operating activities                        (24,147)            (112,769)
                                                                              ---------------      ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                                (136,215)             (42,181)
                                                                              ---------------      ---------------
                         Net cash used in investing activities                       (136,215)             (42,181)
                                                                              ---------------      ---------------

Cash flows from financing activities:
   Net borrowings under line of credit agreement                                            -              200,000
   Principal payments on long-term debt                                               (77,109)            (120,870)
   Proceeds from issuance of long-term debt                                                 -              110,000
                                                                              ---------------      ---------------
                        Net cash provided by (used in) financing activities           (77,109)             189,130
                                                                              ---------------      ---------------

Increase (decrease) in cash                                                          (237,471)              34,180

Cash at beginning of period                                                           399,394               66,084
                                                                              ---------------      ---------------

Cash at end of period                                                         $       161,923      $       100,264
                                                                              ===============      ===============


Supplemental cash flow information:
  Cash paid during the period for interest                                    $       243,150      $       261,000


           See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                     Notes to Condensed Financial Statements
                             June 30, 2003 and 2002
                                   (Unaudited)


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

The following table presents financial information by operating segment for the six months ended June 30, 2003 and 2002.

Six months ended            Theater and      Food       Retail
June 30 , 2003              Concessions     Service     Services   Corporate         Total
--------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                 $1,548,351    $1,244,280   $635,287    $         -    $3,427,918

Operating income
  (loss)                    $  555,490    $  115,542   $ 57,118    $(1,063,936)   $ (335,786)

Six months ended            Theater and     Food        Retail
June 30 , 2002              Concessions     Service     Services   Corporate         Total
---------------------------------------------------------------------------------------------

Sales to unaffiliated
  customers                 $1,259,667    $1,261,047   $644,187    $         -    $3,164,901

Operating income
  (loss)                    $  513,619    $  149,611   $101,809    $(1,056,089)   $ (291,050)


NOTE 3.  DERIVATIVE FINANCIAL INSTRUMENT

The derivative financial instrument held by the Company is an interest rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate on the Company's term note with the Bank, which is due June 2013, at 10.4% through April 1, 2006. The Company's derivative instrument is recorded at its fair value with changes in fair value included in earnings. The Company recognized a loss on derivative financial instruments of $1,014 during the quarter ended June 30, 2003, and a gain of $23,573 during the six months ended June 30, 2003.

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

In 1994, the Company began selling gift items related to the films which were being exhibited in the theater or which are representative of the lifestyle of the Ozarks. This operation has evolved into the Legacy & Legends Gift Shop, which has been one of the Company's most profitable and fastest growing departments. Because of the success of the Legacy and Legends Gift Shop, in 2000 the Company made a decision to expand its gift shop operations. In October of 2000 the Company acquired Fabulous Finds, a kiosk located in the Complex that primarily sells costume jewelry. In January of 2001 the Company acquired Shadow Box Gifts and Collectibles, a gift shop located in the Complex that specializes in the sale of various types of collectibles. Twelve other shops and kiosks are currently leased to third parties.

In December 1997, the Company installed a new 35mm projection system, in addition to its IMAX giant screen projection system, and began showing feature 35mm films each evening in addition to the IMAX giant screen film presentations.

In March 1998, the Company completed the construction of a 210-seat theater named the Little Opry Theater, for live performances in The Complex. Smoke on the Mountain, Gold Wing Express, and the Keepin' It Country shows are currently being held in the Little Opry Theater.

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

RESULTS OF OPERATIONS

Revenues for the quarter ended June 30, 2003 increased 9 percent to $2,503,900 as compared to $2,279,662 for the same quarter of the previous year. Revenues for the six-month period ended June 30, 2003 increased 8 percent to $3,427,918 compared to $3,164,901 in the prior year period. This increase is a result of an increase in film revenues in the IMAX theater, and the revenues from the Elite Cinema III.

Direct operating expenses were $1,798,063 for the quarter ended June 30, 2003 representing 72 percent of sales, as compared to expenses of $1,579,545 or 69 percent of sales for the comparable period of the previous year. Direct operating expenses were $2,699,768 for the six months ended June 30, 2003, representing 79 percent of sales, as compared to an expense of $2,399,862 or 76 percent of sales for the comparable period of the previous year. This increase in direct operating expenses is attributed principally to an increase in salary and wage expenses.

General and administrative expenses were $175,541 and $190,792 for the quarters ended June 30, 2003 and 2002 respectively and were $407,854 and $351,535 for the six months ended June 30, 2003 and 2002 respectively. This increase in general and administrative expenses is primarily due to an increase in salary and wage expenses, including bonuses paid in May and June of 2003.

Advertising and marketing expense was $254,572 for the quarter ended June 30, 2003 compared to $233,932 for the same period in 2002 and was $416,344 for the six months ended June 30, 2003 compared to $393,829 for the same period in 2002. The increase in advertising and marketing is a result of an increase in advertising expense related to the Elite Cinema III, the Little Opry theater, and an overall increase in the advertising budget for 2003 for The Complex.

Interest expense was $121,454 and $133,015 for the quarters ended June 30, 2003 and 2002, respectively and was $243,150 for the six months ended June 30, 2003 and $261,000 for the same period in 2002.

Net income was $22,841 for the quarter ended June 30, 2003 compared to a net loss of $106,978 for the same period of the previous year. Net loss was $578,670 for the six months ended June 30, 2003 compared to a net loss of $551,891 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As  of  June  30,  2003,  current  assets  totaled  $1,017,842,   while  current
liabilities totaled $1,086,966. The Company's current ratio at June 30, 2003 was ..94 to 1.00.

As of June 30, 2003, the Company has outstanding borrowings of $100,000 from Ms. Ann Bluto, a director of the Company. This loan bears interest at prime plus 2%.

On July 24, 2000, the Company refinanced its existing long-term debt with a new term loan in the amount of $4,676,203. The proceeds of the term loan were used to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto and the construction of the food court. The line of credit and the term loan are secured by deeds of trust on the Company's theater complex and ground leases.

Going forward, the Company expects to be able to finance its operations and immediate capital requirements from currently available capital, and cash flow from operations.

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

            None

Item 5.     Other Information
            -----------------

            None

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            A. Exhibits:

               Exhibit 31 CEO and CFO certification pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

               Exhibit 32 CEO AND CFO certification pursuant to
               18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act Of 2002


            B. Reports on Form 8-K: None

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date              8/14/03                           /s/ Paul M. Bluto
                  -------                           -----------------
                                                    Paul M. Bluto
                                                    Chairman and
                                                    Principal Financial Officer
                                                    Chief Executive Officer




Date              8/14/03                           /s/ Paul E. Rasmussen
                  -------                           ---------------------
                                                    Paul E. Rasmussen
                                                    President
                                                    Chief Operating Officer