Form 10QSB
period 2003-09-30
ITEC ATTRACTIONS INC
filed 2003-11-14
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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


The number of shares outstanding of the issuer's common stock, $.001 par value, as of November 1, 2003 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one):  Yes         No    X
                                                                -----      -----

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                    Page Number
                                                                    -----------

Condensed Balance Sheet
  September 30, 2003................................................     1


Condensed Statements of Operations
  Three and Nine Months Ended September 30, 2003 and 2002...........     2

Condensed Statements of Cash Flows
  Nine Months Ended September 30, 2003 and  2002....................     3


Notes to Condensed Financial Statements.............................     4


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations...............................     5


Item 3.  Controls and Procedures....................................     8


PART II.  Other Information.........................................     9

                             ITEC Attractions, Inc.

                             Condensed Balance Sheet
                                   (Unaudited)


                                                                  September 30,
            ASSETS                                                    2003
            ------                                                --------------

Current assets:
   Cash                                                           $     461,540
   Accounts receivable                                                   63,793
   Inventories                                                          554,367
   Prepaid expenses                                                     114,651
   Prepaid leases-current                                               104,889
                                                                  -------------

            Total current assets                                      1,299,240


Property and equipment, net of accumulated
  depreciation of $3,674,455                                          6,755,579
Prepaid leases-non current                                              509,827
Deposits                                                                  8,643
                                                                  -------------


            TOTAL ASSETS                                          $   8,573,289
                                                                  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
   Accounts payable                                               $     437,224
   Accrued expenses                                                     423,295
   Current portion of long-term debt                                    216,453
                                                                  -------------

            Total current liabilities                                 1,076,972

Accrued lease expense                                                   577,565
Long-term debt                                                        4,563,026
Deferred revenue                                                          3,947
Deposits                                                                 12,400
Interest rate swap agreement                                            597,412
                                                                  -------------

            Total liabilities                                         6,831,322

Stockholders' equity
   Common stock, $.001 par value.
      Authorized 40,000,000 shares,
      issued and outstanding 7,937,638
      shares                                                              7,938
   Additional paid-in capital                                        10,781,076
   Retained earnings (deficit)                                       (9,047,047)
                                                                  --------------

            Total stockholders' equity                                1,741,967
                                                                  --------------

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                  $   8,573,289
                                                                  ==============


           See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended                    Nine Months Ended
                                                                 September 30,                          September 30,

                                                            2003               2002               2003                2002
                                                       --------------      ------------      --------------      ---------------
Revenue:
     Theater and concession                            $    1,070,943      $  1,054,120      $    2,619,294      $    2,313,787
     Food service                                           1,119,071         1,116,904           2,363,352            2,377,951
     Gift shops                                               382,498           423,137             820,449              885,095
     Mall operations                                          145,377           128,649             342,715              310,878
                                                       --------------      ------------      --------------      ---------------
                                                            2,717,889         2,722,810           6,145,810            5,887,711
                                                       --------------      ------------      --------------      ---------------
Direct Expense:
     Theater and concession                                   599,424           583,540           1,592,285            1,329,588
     Food service                                             842,848           854,987           1,971,589            1,966,423
     Gift shops                                               293,012           293,790             665,018              648,618
     Mall operations                                          111,147           116,151             317,310              303,701
                                                       --------------      ------------      --------------      ---------------
                                                            1,846,431         1,848,468           4,546,202            4,248,330
                                                       --------------      ------------      --------------      ---------------


Gross Profit                                                  871,458           874,342           1,599,608            1,639,381
                                                       --------------      ------------      --------------      ---------------

Operating Expense:
     General and administrative                               196,001           201,387             603,855              552,922
     Advertising and marketing                                199,927           205,017             616,271              598,846
     Depreciation and amortization                            133,956           134,121             397,267              396,309
     Loss (gain) on derivative financial instrument           (82,391)          181,391            (105,964)             229,928
                                                       --------------      ------------      --------------      ---------------
                                                              447,493           721,916           1,511,429            1,778,005
                                                       --------------      ------------      --------------      ---------------

Operating Income (Loss)                                       423,965           152,426              88,179             (138,624)

Other Income (Expense):
     Interest income                                              353               294                 619                  453
     Interest expense                                        (121,656)         (130,359)           (364,806)            (391,359)
                                                       --------------      ------------      --------------      ---------------
         Other Income (Expense), net                         (121,303)         (130,065)           (364,187)            (390,906)
                                                       --------------      ------------      --------------      ---------------

         Net Income (Loss)                             $      302,662      $     22,361      $     (276,008)     $      (529,530)
                                                       ==============      ============      ==============      ===============

Income (loss) per common share                         $         0.04      $       0.01      $        (0.03)     $         (0.07)
                                                       ==============      ============      ==============      ===============
Weighted average common
   shares outstanding                                       7,937,638         7,937,638           7,937,638            7,937,638

           See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                       Condensed Statements of Cash Flows
                                (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                       2003                  2002
                                                                                ----------------        --------------
Cash flows from operating activities:
   Net loss                                                                     $       (276,008)     $       (529,530)
     Items not requiring(providing) cash:

     Depreciation and amortization                                                       397,267               396,309
     Loss (gain) on derivative financial instrument                                     (105,964)              229,928
     Changes in:
        Accounts receivable                                                              (18,408)              (28,568)
        Inventories                                                                     (178,176)             (206,803)
        Prepaid expenses and deposits                                                     (8,576)              (35,504)
        Prepaid leases                                                                    78,667               125,186
        Accounts payable and other accrued expenses                                      507,263               288,605
                                                                                ----------------        --------------
                         Net cash provided by operating activities                       396,065               239,623
                                                                                ----------------        --------------
Cash flows from investing activities:
   Purchase of property and equipment                                                   (222,880)             (143,337)
                                                                                ----------------        --------------
                         Net cash used in investing activities                          (222,880)             (143,337)
                                                                                ----------------        --------------

Cash flows from financing activities:
   Borrowings under line of credit agreement                                                   -               200,000
   Principal payments on line of credit agreement                                              -              (200,000)
   Principal payments on long-term debt                                                 (111,039)             (241,365)
   Proceeds from issuance of long-term debt                                                    -               211,157
                                                                                ----------------        --------------
                        Net cash used in financing activities                           (111,039)              (30,208)
                                                                                ----------------        --------------

Increase in cash                                                                          62,146                66,078

Cash at beginning of period                                                              399,394                66,084
                                                                                ----------------        --------------

Cash at end of period                                                           $        461,540        $      132,162
                                                                                ================        ==============

Supplemental cash flow information:
  Interest paid                                                                 $        364,806        $      391,359


           See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

ITEC Attractions, Inc. (formerly known as International Tourist Entertainment Corporation) (the "Company") commenced operations in October 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the Company. The results of operations for any interim period are not necessarily indicative of results for the respective full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

NOTE 2. OPERATING SEGMENTS

The Company operates in three business segments: 1) Theater and concessions, 2) Food service, and 3) Retail services.

The following table presents financial information by operating segment for the nine months ended September 30, 2003 and 2002.

Nine months ended          Theater and        Food         Retail
September 30 , 2003        Concessions      Service        Services      Corporate         Total
---------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                $2,619,294       $2,363,352    $1,163,164               -    $6,145,810

Operating income
  (loss)                   $1,027,009       $  391,763    $  180,835     $(1,511,429)   $   88,179

Nine months ended          Theater and       Food           Retail
September 30 , 2002        Concessions      Service         Services     Corporate         Total
---------------------------------------------------------------------------------------------------

Sales to unaffiliated
  customers                $2,313,787       $2,377,951    $1,195,973              -     $5,887,711

Operating income
  (loss)                   $  984,199       $  411,528    $  243,654     $(1,778,005)   $ (138,624)

NOTE 3.  DERIVATIVE FINANCIAL INSTRUMENT

The derivative financial instrument held by the Company is an interest rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate on the Company's term note with the Bank, which is due June 2013, at 10.4% through April 1, 2006. The Company's derivative instrument is recorded at its fair value with changes in fair value included in earnings. The Company recognized a gain (loss) on derivative financial instruments of $82,391 and ($181,391) during the quarter ended September 30, 2003 and 2002, respectively, and a gain (loss) of $105,964 and ($229,928) during the nine months ended September 30, 2003 and 2002, respectively.

NOTE 4.  LINE OF CREDIT

The Company's $200,000 revolving bank line of credit has expired and was not replaced.

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

In 1994, the Company began selling gift items related to the films which were being exhibited in the theater or which are representative of the lifestyle of the Ozarks. This operation has evolved into the Legacy & Legends Gift Shop, which has been one of the Company's most profitable and fastest growing departments. Because of the success of the Legacy and Legends Gift Shop, in 2000 the Company made a decision to expand its gift shop operations. In October of

2000 the Company acquired Fabulous Finds, a kiosk located in the Complex that primarily sells costumejewelry. In January of 2001 the Company acquired Shadow Box Gifts and Collectibles, a gift shop located in the Complex that specializes in the sale of various types of collectibles. Twelve other shops and kiosks are currently leased to third parties.

In December 1997, the Company installed a new 35mm projection system, in addition to its IMAX giant screen projection system, and began showing feature 35mm films each evening in addition to the IMAX giant screen film presentations.

In March 1998, the Company completed the construction of a 210-seat theater named the Little Opry Theater, for live performances in The Complex. Smoke on the Mountain, Gold Wing Express, and the Keepin' It Country shows are currently perform in the Little Opry Theater.

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

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2003 decreased 1 percent to $2,717,889 as compared to $2,722,810 for the same quarter of the previous year. Revenues for the nine-month period ended September 30, 2003 increased 5 percent to $6,145,810 compared to $5,887,711 in the prior year period.

Direct operating expenses were $1,846,431 for the quarter ended September 30, 2003 representing 68 percent of sales, as compared to expenses of $1,848,468 or 68 percent of sales for the comparable period of the previous year. Direct operating expenses were $4,546,202 for the nine months ended September 30, 2003, representing 74 percent of sales, as compared to an expense of $4,248,330 or 73 percent of sales for the comparable period of the previous year. This increase in direct operating expenses is attributed principally to an increase in salary, wage, and profit sharing expenses.

General and administrative expenses were $196,001 and $201,387 for the quarters ended September 30, 2003 and 2002, respectively, and were $603,855 and $552,922 for the nine months ended September 30, 2003 and 2002, respectively. This increase in general and administrative expenses is primarily due to an increase in salary and wage expenses, including bonuses paid in May and June of 2003.

Advertising and marketing expense was $199,927 for the quarter ended September 30, 2003 compared to $205,017 for the same period in 2002 and was $616,271 for the nine months ended September 30, 2003 compared to $598,846 for the same period in 2002. The increase in advertising and marketing is a result of an increase in advertising expense related to the Elite Cinema III, the Little Opry theater, and an overall increase in the advertising budget for 2003 for The Complex.

Interest expense was $121,656 and $130,359 for the quarters ended September 30, 2003 and 2002, respectively, and was $364,806 for the nine months ended September 30, 2003 and $391,359 for the same period in 2002.

Net income was $302,662 for the quarter ended September 30, 2003 compared to a net income of $22,361 for the same period of the previous year. Net loss was $276,008 for the nine months ended September 30, 2003 compared to a net loss of $529,530 for the nine months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, current assets totaled $1,299,240, while current liabilities totaled $1,076,972. The Company's current ratio at September 30, 2003 was 1.21 to 1.00.

As of September 30, 2003, the Company has outstanding borrowings of $100,000 from Ms. Ann Bluto, a director of the Company. This loan bears interest at prime plus 2%.

On July 24, 2000, the Company refinanced its existing long-term debt with a new term loan in the amount of $4,676,203. The proceeds of the term loan were used to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto and the construction of the food court. The term loan is secured by deeds of trust on the Company's theater complex and ground leases.

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

                  None

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  A. Exhibits:

                     31.1 Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                     32.1   Certification  of CEO and CFO  pursuant to 18 U.S.C.
                            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  B. Reports on Form 8-K: None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date      11/14/03                          /s/ Paul M. Bluto
          --------                          -----------------
                                                Paul M. Bluto
                                                Chairman and
                                                Principal Financial Officer
                                                Chief Executive Officer




Date      11/14/03                          /s/ Paul E. Rasmussen
          --------                          ---------------------
                                                Paul E. Rasmussen
                                                President
                                                Chief Operating Officer