Form 10KSB
period 2003-12-31
ITEC ATTRACTIONS INC
filed 2004-03-30
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The registrant's revenues for its fiscal year ended December 31, 2003 were $9,212,041.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $231,619 as of March 23, 2004, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock.

Check whether the issuer has filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a
plan confirmed by a court. Yes     X      No            .
                                -------       ---------

The number of shares outstanding of the registrant's class of common equity as of March 23, 2004:

         Class                                    Shares Outstanding
         -----                                    ------------------
Common Stock, $.001 par value                         7,937,638


Transitional Small Business Disclosure Format (check one):  Yes       No   X   .
                                                                ----     -------

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

         The Company owns and operates a major, giant screen entertainment facility in Branson, Missouri, known as the IMAX(R) Entertainment Complex. The Branson facility was constructed by the Company and commenced operations on October 8, 1993. The IMAX(R) Entertainment Complex consists of the Ozarks Discovery IMAX(R) Theater, a giant screen motion picture theater, the Elite Cinema III Theaters consisting of three 35mm motion picture theaters, which were opened in August 2001, the Remember When Theater, which was renamed The Little Opry Theater, which features live performances, McFarlain's, a full service restaurant, the IMAX(R) Food Court which operates franchises for Quizno's Subs, Breadeaux Pizza, and Baskin Robbins. The Company also operates several retail shops, various food concessions and related amenities.

         The Company  produced and owns an IMAX(R) theme film entitled  "Ozarks:
Legacy and Legend." The theme film premiered on April 28, 1995 and is currently exhibited only at the Ozarks Discovery IMAX(R) Theater. The Company also rents giant screen films and 35mm feature films from third parties for exhibition at its Branson facility.

         Revenues of the Company are generated from five general sources: (1) ticket sales for admission to the IMAX(R) Theater and for Elite Cinema III Theater; (2) operation of restaurant facilities and food court facilities; (3) operation of retail shops; (4) ticket sales for admission to the Little Opry Theater; and (5) lease of retail space.

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

         - The Little Opry Theater, (which was formerly the Remember When Theater), a 210 seat live performance theater. Currently, the theater features a musical comedy and several country western and blue grass musical groups.

         - "McFarlain's Family Restaurant," one of Branson's most popular eating establishments. The Restaurant seats 630 people and features regional food specialties as well as home baked pies and other desserts.

         - The IMAX Food Court which operates franchises for Quizno's Sub Sandwiches, Breadeaux Pizza, and Baskin Robbins Ice Cream.

         - Legacy & Legends Gift Shop offers products, which tie to the large format films being presented in the theater and reflect the lifestyle of the Ozarks and a large line of other gift shop items.

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

Ozarks Discovery IMAX(R) Theater 35mm Feature Film Complex
----------------------------------------------------------

         The Company's giant screen theater was designed initially to take advantage of only large format film and projection format. The large format film is ten times larger than the 35mm film used in the typical movie theater. This specially designed giant screen theater is configured with amphitheater style seating and uses a special projection and sound system. The projected image fills the screen that is 62 feet high and 83 feet wide. The result is that large format films can be displayed with great clarity at much larger than usual viewing size, bringing the viewer "into" the film action on the screen. The visual image is complemented with a digital, 22,000-watt, 44 speaker, surround sound system, which management believes is one of the best theater sound systems in the world.

         The Company is leasing the giant screen projection system, sound system and projection screen from IMAX(R) Corporation.

         The Company's exclusive film, "Ozarks: Legacy & Legend," which is exhibited three to five times per day, was produced by the Company in the large format. The Company typically exhibits two to four other large format films in its regular daily schedule, in addition to the "Ozarks: Legacy & Legend" film.

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

         The reception of this unique 35mm projection system has been outstanding from both the local citizens and tourists. 35mm feature films are typically longer than large format films and as a result, concession sales have increased dramatically during the showing of 35mm movies.

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

         McFarlain's can accommodate up to 15 motor coach groups per hour. While tour groups are important, they represent only 33% of the restaurant's business. In 2003, the restaurant served over 365,000 people.

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

         The theater currently features the play Smoke on the Mountain, a bluegrass musical group, Goldwing Express, a country western act called Hank Williams Revisited, and a country western group called Keepin' It Country. The cast of Smoke on the Mountain takes the audience back to a simpler time, 1938, when the singing Sanders family visit the Mount Pleasant Church for the first ever Saturday night sing. Goldwing Express is a national touring bluegrass band. This band combines a Branson style comedy act with the acoustics of a five-string banjo, mandolin, guitar, bow and fiddle, and an upright bass. The Hank Williams Revisited show performs the unforgettable songs written by country music's first star. Keepin' It Country brings the country music sounds of Nashville's Grand Ole Opry to the Little Opry Theater.

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

         The major attraction in Branson is Silver Dollar City, an amusement park with an 1890's theme, which attracts almost 2 million visitors each year. Several other attractions exist in Branson, including water parks, family amusements, and activities related to the lake in the region. The Company has entered into cross promotion arrangements with Silver Dollar City and with several of the major entertainers and timeshare developers in Branson. The IMAX(R) Entertainment Complex has become established as one of the major attractions in Branson and approximately 1,000,000 people visited the facility in 2003.

Employees
---------

         At December 31, 2003, the Company had approximately 90 full-time employees and all of them work at the IMAX(R) Entertainment Complex in Branson, Missouri.

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

         The Company completed the construction of its Branson facility in 1993 on the 5.5-acre site leased by the Company. The Company owns the Branson facility, subject to a mortgage in the principal amount of $4,461,039 in favor of the Bank of America.

         The Company owns a condominium in Branson, Missouri, which it acquired in 1994 for $148,000 and which is subject to a mortgage at December 31, 2003 in the principal amount of $100,218 in favor of Liberty Bank with monthly payments of $725. The Company is currently planning on selling the condominium.

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

         No matter was submitted to a vote of security holders during the fourth quarter of 2003.

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

                                             High                  Low
                                             ----                  ---

         2002
         1st Quarter                        $ 0.12             $     0.08
         2nd Quarter                          0.15                   0.15
         3rd Quarter                          0.15                   0.05
         4th  Quarter                         0.10                   0.10

         2003
         1st Quarter                        $ 0.10             $     0.10
         2nd Quarter                          0.15                   0.06
         3rd Quarter                          0.10                   0.06
         4th Quarter                          0.30                   0.16


         (b) Holders. The approximate number of record holders as of March 25, 2004 of the Company's common stock, $.001 par value, was 380. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including those beneficial owners, the Company estimates the total number of shareholders exceeds 1,200.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of ITEC Attractions, Inc. This discussion and analysis should be read in conjunction with the financial statements and related notes for the years ended December 31, 2003 and 2002.

Results of Operations
---------------------

         Revenues for the year ended December 31, 2003 increased 5 percent to $9,212,041 as compared to $8,765,703 for the previous year. The increase is a result of an increase in revenues in the theater and food service of the Company's operations.

         Direct operating expenses were $6,616,083 for the year ended December 31, 2003 representing 72 percent of sales. This compares with direct operating expenses of $6,075,362 for the previous year, representing 69 percent of sales. Direct operating expenses increased by $540,721 over the previous year. The increase is primarily attributable to an increase in revenues and disproportionate increase in film royalties.

         General and administrative expenses increased to $848,401 for the year ended December 31, 2003 as compared to $770,389 for the previous year. This increase is related to the increase in salary and bonuses paid in 2003, and related payroll taxes.

         Advertising and marketing expense was $802,076 for the year ended December 31, 2003 compared to $780,373 for the prior year. The increase is primarily from increased advertising cost for the entire complex.

         Interest expense was $482,143 and $509,100 for the years ended December 31, 2003 and 2002 respectively. This decrease in interest expense is related to the decrease in the principal balances outstanding.

         The Company's net income was $117,697 for the year ended December 31, 2003 compared to a net loss of $126,409 for the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003 current assets totaled $1,329,637, while current liabilities totaled $715,239. The Company's current ratio at December 31, 2003 was 1.86 to 1.00.

         As of December 31, 2003, the Company had borrowed $100,000 from Ms. Ann Bluto, a director of the Company. The loan bears interest at prime plus 2%. Proceeds from the loan were used to provide working capital for the Company.

         On July 24, 2000, the Company refinanced its existing line of credit and existing long term debt with a new line of credit in the amount of $200,000 and a new term loan in the amount of $4,676,203. The additional proceeds of the term loan are to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto. As of December 31, 2003, the principal balance due on the term loan was $4,461,039. There were no outstanding borrowings against the line of credit at year end. The line of credit and the term loan are secured by deeds of trust on the Company's theater complex and ground leases. The line of credit bears interest at the rate of prime plus 1% and was due June 15, 2003. The line of credit was not renewed in June 2003.

         As a condition of refinancing the existing long-term note, Bank of America required the Company to enter into an interest rate swap to effectively fix the interest rate on the Company's term note with the Bank which is due June 2013 at 10.4% through April 1, 2006. For the year ended December 31, 2003, the Company recognized a gain of $187,434 on the interest rate swap compared to a loss of $219,345 for the previous year.

         Going forward, the Company expects to be able to finance its operations and immediate capital requirements from currently available capital and cash flow from operations.

         The following table summarizes our long-term debt, capital lease obligations, and operating lease obligations as of December 31, 2003.

                                                          Less than
                                             Total         1 year        1-3 Years      4-5 Years    After 5 Years
                                        ----------------------------------------------------------------------------
Aggregate amount of principal to be        $  4,587,260   $    105,665   $    469,068   $    144,253   $  3,868,274
   paid on the outstanding long-term
   debt
Principal payments due on notes payable
   to stockholders                              128,909        107,270         21,639             --             --
Future minimum lease payments under
   capital leases                                34,891         22,969         11,922             --             --
Future minimum lease payments under
   noncancelable operating leases             5,523,748        128,748        165,000         20,000      5,210,000
                                           ------------   ------------   ------------   ------------   ------------

Totals                                    $  10,274,808   $    364,652   $    667,629   $    164,253   $  9,078,274
                                           ============    ===========    ===========    ===========    ===========

Item 7.  Financial Statements
         --------------------

         The Financial Statements of the Company are included elsewhere herein.


Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

Directors and Executive Officers

         The directors and executive officers of the Company at March 25, 2004 are:

Name                         Age      Position in Company
-----                        ---      -------------------

Paul M. Bluto                75       Chairman of the Board of Directors,
                                      Chief Executive Officer and Chief
                                      Financial Officer

Lourette Ann Bluto           71       Director

Thomas J. Carlson            51       Director

Kelvyn H. Cullimore          68       Director

Kelvyn H. Cullimore, Jr.     47       Director

Francis E. McLaughlin        62       Director

Kumar V. Patel               58       Director

Paul Rasmussen               62       President and Chief Operating Officer

Randy S. Brashers            35       Vice President of Operations

Robert J. Cardon             40       Secretary/Treasurer

Debby Black                  36       Vice President of McFarlain's Restaurant

Gayle Pitman                 46       Vice President of Retail Sales

         Kelvyn H. Cullimore is the father of Kelvyn H. Cullimore, Jr and Lourette Ann Bluto is the wife of Paul M. Bluto. There are no other family relationships among any of the above-named persons.

         All directors of the Company are elected to hold office until they resign and/or are terminated, and until their successors have been duly elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are chosen and qualify, or until their death, or until they resign or have been removed from office.

         All staff personnel employed by the Company devote full time to the business of the Company as salaried employees, with the exception of Robert J. Cardon and Paul M. Bluto. Mr. Paul M. Bluto devotes approximately 80% of his time to his duties for the Company. In addition he provides consulting services to GS & W, a Company owned by Lourette Ann Bluto. Robert Cardon is an employee of Dynatronics Corporation and provides services to the Company on an as-needed basis. Mr. Cardon devotes approximately 5% of his time to his duties for the Company. Dynatronics Corporation is a public company, which manufactures devices for the physical medicine market. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

Item 10.  Executive Compensation
          ----------------------

Compensation of Executive Officers
----------------------------------

         The following table sets forth the compensation of the Company's chief executive officer during the years ended December 31, 2003, 2002 and 2001. No executive officer or individual had a total annual salary and bonus exceeding $100,000 for any of these periods.


                           Summary Compensation Table

                                                                                         Long Term Compensation
                                                                                         ----------------------
                                                Annual Compensation                Awards               Payouts
                                    ----------------------------------------------------------------------------------------
                                                                  Other         Restricted
Name and                                                         Annual         Stock                    LTIP     All Other
Principal                                                        Compen-        Award(s)    Options/    Payouts   Compen-
Position         Year         Salary($)         Bonus($)         sation($)        ($)        SAR(#)       ($)      sation($)
----------------------------------------------------------------------------------------------------------------------------
Paul M. Bluto    2003         $87,268             -0-             -0-           $   -0-        -0-       $-0-     $ -0-
(CEO) (1)        2002             -0-             -0-         $76,314           $   -0-        -0-       $-0-     $ -0-
                 2001             -0-             -0-         $59,400           $   -0-        -0-       $-0-     $ -0-
----------------------------------------------------------------------------------------------------------------------------

         (1) Mr. Bluto was elected the Company's Chief Executive Officer effective March 1, 1999. Mr. Bluto was not paid a salary for holding the position of Chief Executive Officer. He was, however, paid $76,314, and $59,400 for director's fee and consultation services rendered to the Company for the year ended December 31, 2002, and 2001 respectively. In 2003, Mr. Bluto was paid a salary of $87,268. During the fourth quarter of 2002, Mr. Bluto completed the construction of his personal residence in Branson, MO.

         The Company did not make any awards of restricted stock to the named executives nor grant any stock options or stock appreciation rights to the named executives during the fiscal years ending December 31, 2003, 2002, and 2001.

         The Company made no payouts under any long-term incentive plan to the named executives during the fiscal years ending December 31, 2003, 2002, and 2001. The Company does not maintain any defined benefit or actuarial plan.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table sets forth, as of March 25, 2004, certain information with respect to any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's capital stock, each director, certain executive officers and as to all directors and officers as a group:

                         Common Stock Beneficially Owned
                         -------------------------------


Name and Address                Amount and Nature
Benefical Owner (1)             of Beneficial Ownership     Percent of Class(2)
--------------------------------------------------------------------------------


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
(8 persons)(8)

         (1) The address of each person named in the table is % ITEC Attractions, Inc., 3562 Shepherd of the Hills Expressway, Branson, Mo 65616.

         (2) These calculations are based upon a total of 7,937,638 shares outstanding as of March 23, 2004. In addition, for each person or group the number of shares owned and the calculation of the percentage ownership includes the number of shares that person or group has the right to acquire.

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

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         Mrs. Lourette Ann Bluto, a Director and majority stockholder of the Company, has loaned $100,000 to the Company, this amount bears interest at prime plus 2%.

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

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

       (a) Financial Statements and Schedules Filed as part of Form 10-KSB:
           ----------------------------------------------------------------

       Independent Accountants' Report of BKD, LLP., for the year ended
          December 31, 2003.
       Balance Sheets as of December 31, 2003 and 2002.
       Statements of Operations for the years ended December 31, 2003 and 2002. Statements of Stockholders' Equity for the years ended December 31, 2003 and 2002.
       Statements of Cash Flows for the years ended December 31, 2003 and 2002.
       Notes to Financial Statements

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

      31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (c) Reports on Form 8-K: None
             --------------------

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

                             ITEC Attractions, Inc.


By  /s/  Paul E. Rasmussen                  Date:  March 29, 2004
   ----------------------------
         Paul E. Rasmussen,
         President and
         Chief Operating Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul M. Bluto              Chairman of the Board of Directors        3/29/04
----------------------------   Chief Executive Officer and               -------
Paul M. Bluto                  Chief Financial Officer



/s/ Paul E. Rasmussen          President and                             3/29/04
----------------------------   Chief Operating Officer                   -------
Paul E. Rasmussen


/s/ Kelvyn H. Cullimore        Director                                  3/29/04
----------------------------                                             -------
Kelvyn H. Cullimore


/s/ Kelvyn H. Cullimore, Jr.   Director                                  3/29/04
----------------------------                                             -------
Kelvyn H. Cullimore, Jr.


                               Director                                  3/29/04
----------------------------                                             -------
Francis E. McLaughlin


/s/Lourette Ann Bluto          Director                                  3/29/04
----------------------------                                             -------
Lourette Ann Bluto


                               Director
----------------------------                                             3/29/04
Thomas J. Carlson                                                        -------

                               Director
----------------------------                                             3/29/04
Kumar V. Patel                                                           -------

                             ITEC Attractions, Inc.

                  Accountants' Report and Financial Statements

                           December 31, 2003 and 2002

                         Independent Accountants' Report



Board of Directors
ITEC Attractions, Inc.
Branson, Missouri


We have audited the accompanying balance sheets of ITEC Attractions, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITEC Attractions, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                   /s/BKD, LLP

Springfield, Missouri
February 13, 2004

                             ITEC Attractions, Inc.
                                 Balance Sheets
                           December 31, 2003 and 2002

Assets

                                                   2003                2002
                                            ------------------------------------

  Current Assets
      Cash                                  $        648,307   $        399,394
      Accounts receivable                             81,261             45,385
      Inventories                                    387,053            376,191
      Prepaid expenses and other                     108,127            112,075
      Prepaid leases - current                       104,889            104,889
                                             ---------------    ---------------

             Total current assets                  1,329,637          1,037,934
                                             ---------------    ---------------
  Property and Equipment, At Cost
      Buildings and leasehold improvements         7,502,497          7,193,163
      Machinery and equipment                      1,557,456          1,522,535
      Furniture and fixtures                         600,001            591,456
      Film development costs                         900,000            900,000
                                             ---------------    ---------------
                                                  10,559,954         10,207,154
      Less accumulated depreciation and
         amortization                              3,811,833          3,277,188
                                             ---------------    ---------------

                                                   6,748,121          6,929,966
                                             ---------------    ---------------
  Other Assets
      Prepaid leases                                 483,605            588,494
      Other                                           12,137              2,643
                                             ---------------    ---------------

                                                     495,742            591,137
                                             ---------------    ---------------

                                            $      8,573,500   $      8,559,037
                                             ===============    ===============

See Notes to Financial Statements

Liabilities and Stockholders' Equity

                                                   2003                2002
                                             -----------------------------------

  Current Liabilities
      Current maturities of long-term debt  $        235,904   $        239,674
      Accounts payable                               263,185            230,943
      Accrued expenses                               216,150            167,422
                                             ---------------    ---------------

             Total current liabilities               715,239            638,039
                                             ---------------    ---------------


  Long-term Debt                                   4,511,341          4,650,843

  Accrued Lease Expense                              591,652            535,304

  Interest Rate Swap Agreement                       515,942            703,376

  Other                                              103,655             13,501
                                             ---------------    ---------------

                                                   5,722,590          5,903,024
                                             ---------------    ---------------

  Stockholders' Equity
      Common stock,  $.001 par value;
        authorized 40,000,000 shares;
        issued and outstanding 7,937,638
        shares                                         7,938              7,938
      Additional paid-in capital                  10,781,076         10,781,076
      Retained earnings (deficit)                 (8,653,343)        (8,771,040)
                                             ---------------    ---------------

             Total stockholders' equity            2,135,671          2,017,974
                                             ---------------    ---------------

                                            $      8,573,500   $      8,559,037
                                             ===============    ===============

See Notes to Financial Statements

                             ITEC Attractions, Inc.
                            Statements of Operations
                     Years Ended December 31, 2003 and 2002


                                                   2003                2002
                                             -----------------------------------

   Revenues
       Theater and concession               $      3,667,360   $      3,216,959
       Food service                                3,693,716          3,671,320
       Gift shops                                  1,363,355          1,413,585
       Mall operations                               487,610            463,839
                                             ---------------    ---------------

                                                   9,212,041          8,765,703
                                             ---------------    ---------------
   Direct Expenses
       Theater and concession                      2,267,728          1,829,144
       Food service                                2,876,130          2,840,119
       Gift shops                                  1,047,432            998,631
       Mall operations                               424,793            407,468
                                             ---------------    ---------------

                                                   6,616,083          6,075,362
                                             ---------------    ---------------

   Gross Profit                                    2,595,958          2,690,341
                                             ---------------    ---------------

   Operating Expenses
       General and administrative                    848,401            770,389
       Advertising and marketing                     802,076            780,373
       Depreciation and amortization                 534,645            538,667
       (Gain) loss on derivative
         financial instrument                       (187,434)           219,345
                                             ---------------    ---------------

                                                   1,997,688          2,308,774
                                             ---------------    ---------------

   Operating Income                                  598,270            381,567
                                             ---------------    ---------------

   Other Income (Expense)
       Interest income                                 1,570              1,124
       Interest expense                             (482,143)          (509,100)
                                             ---------------    ---------------

                                                    (480,573)          (507,976)
                                             ---------------    ---------------

   Net Income (Loss)                        $        117,697   $       (126,409)
                                             ===============    ===============

   Net Income (Loss) Per Common Share       $            .01   $           (.02)
                                             ===============    ===============



See Notes to Financial Statements

                             ITEC Attractions, Inc.
                       Statements of Stockholders' Equity
                     Years Ended December 31, 2003 and 2002


                                                                  Additional            Retained
                                                Common              Paid-in             Earnings
                                                 Stock              Capital             (Deficit)              Total
                                           ------------------ -------------------- -------------------- --------------------

    Balance, January 1, 2002               $         7,938    $       10,781,076   $       (8,644,631)  $        2,144,383


        Net loss                                        --                    --             (126,409)            (126,409)
                                             -------------      ----------------     ----------------     ----------------


    Balance, December 31, 2002                       7,938            10,781,076           (8,771,040)           2,017,974


        Net income                                      --                    --              117,697              117,697
                                             -------------      ----------------     ----------------     ----------------


    Balance, December 31, 2003             $         7,938    $       10,781,076   $       (8,653,343)  $        2,135,671
                                             =============      ================     ================     ================


See Notes to Financial Statements


                             ITEC Attractions, Inc.
                            Statements of Cash Flows
                     Years Ended December 31, 2003 and 2002


                                                                                   2003                2002
                                                                            ----------------------------------------
    Operating Activities
        Net income (loss)                                                     $        117,697   $       (126,409)
        Items not requiring (providing) cash
           Depreciation and amortization                                               534,645            538,667
           Tickets exchanged for property and equipment                               (101,125)           (56,087)
           (Gain) loss on derivative financial instrument                             (187,434)           219,345
        Changes in
           Accounts receivable                                                         (35,876)            (5,401)
           Inventories                                                                 (10,862)           (44,027)
           Prepaid expenses and other                                                   99,343             89,148
           Accounts payable and accrued expenses                                       136,520            (60,135)
                                                                               ---------------    ---------------

               Net cash provided by operating activities                               552,908            555,101
                                                                               ---------------    ---------------

    Investing Activities
        Purchase of property and equipment                                            (160,723)           (98,336)
                                                                               ---------------    ---------------

               Net cash used in investing activities                                  (160,723)           (98,336)
                                                                               ---------------    ---------------

    Financing Activities
        Principal payments on long-term debt                                          (143,272)          (171,385)
        Proceeds from issuance of long-term debt                                            --             47,930
                                                                               ---------------    ---------------

               Net cash used in financing activities                                  (143,272)          (123,455)
                                                                               ---------------    ---------------

    Increase  in Cash                                                                  248,913            333,310

    Cash, Beginning of Year                                                            399,394             66,084
                                                                               ---------------    ---------------

    Cash, End of Year                                                         $        648,307   $        399,394
                                                                               ===============    ===============

    Supplemental Cash Flows Information

        Interest paid                                                                 $483,703           $510,635
        Long-term debt incurred for property and equipment                                  --           $101,813
        Tickets exchanged for property and equipment                                  $101,125            $56,087


See Notes to Financial Statements

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


Note 1:  Nature of Operations and Summary of Significant Accounting Policies

    Nature of Operations

        The Company's principal business is in the tourist entertainment industry. The Company has a tourist entertainment complex in Branson, Missouri, which encompasses movie theaters, a live theater, a shopping mall, a restaurant and a food court.

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

    Income (Loss) Per Common Share

        Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding used in the computation was 7,937,638 for each of the years ended December 31, 2003 and 2002.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


    Reclassifications

        Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation. These reclassifications had no effect on net earnings.


Note 2:  Inventories

                                       2003                2002
                                ----------------------------------------

               Gift shops         $        330,179   $        326,202
               Food                         47,920             39,447
               Concessions                   8,954             10,542
                                   ---------------    ---------------

                                  $        387,053   $        376,191
                                   ===============    ===============

Note 3:  Line of Credit

        The Company had a $200,000 revolving bank line of credit which expired in 2003. At December 2002, there was no outstanding balance on this line. The line was collateralized by substantially all of the Company's assets and interest varied with the bank's prime rate.

Note 4:  Long-term Debt

                                                   2003                2002
                                           -------------------------------------

         Note payable, bank (A)             $      4,461,039   $      4,548,524
         Note payable, bank (B)                      100,218            104,560
         Note payable, related party (C)             100,000            100,000
         Note payable, related party (D)              28,909             35,539
         Notes payable, various (E)                   22,188             52,456
         Capital lease obligations (F)                34,891             49,438
                                             ---------------    ---------------
                                                   4,747,245          4,890,517
         Less current maturities                     235,904            239,674
                                             ---------------    ---------------

                                            $      4,511,341   $      4,650,843
                                             ===============    ===============


(A) Due June 2013; payable monthly plus interest at prime plus or minus 0.25% based on certain financial ratios; secured by the theater complex.

(B)            Due January 2007; payable monthly including interest at prime;
               secured by real property.

(C)            Due June 30, 2004; interest payable monthly at prime plus 2%;
               unsecured.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


(D)            Due June 18, 2007; interest payable monthly at 10.5%; unsecured.

(E) Various obligations arising from the purchase of equipment and vehicles and collateralized by equipment and vehicles acquired; interest ranges from 0% to 9%; due through 2007.

(F) Capital leases include leases covering various equipment due through 2007.

        Aggregate annual maturities of long-term debt and payments on capital lease obligations at December 31, 2003, are:

                                            Long-term
                                              Debt              Capital
                                           (Excluding            Lease
                                             Leases)          Obligations
                                       ----------------------------------------

           2004                          $        212,935   $         22,969
           2005                                   122,229              5,247
           2006                                   134,521              4,989
           2007                                   233,957              1,686
           2008                                   144,253                 --
           Thereafter                           3,868,274                 --
                                          ---------------    ---------------

                                         $      4,716,169             34,891
                                          ===============

           Less amount representing interest                           3,815
                                                             ---------------

           Present value of future minimum lease payments   $         31,076
                                                             ===============


        Property and equipment under capital leases consists of:

                                                2003                2002
                                          --------------------------------------

           Equipment                       $        320,638   $        320,638
           Less accumulated depreciation            277,512            265,749
                                            ---------------    ---------------

                                           $         43,126   $         54,889
                                            ===============    ===============

Note 5:  Leases

         The Company has an operating lease agreement for a giant screen theater projection and sound system for its Branson Theater Complex. Under the terms of this agreement, the Company was required to make advance rental payments. Such amounts, net of amortization, are reflected in prepaid leases in the accompanying financial statements. The advance rent payments are being amortized on a straight-line basis over the lease term. Additionally, the lease agreement requires the monthly payments to be adjusted annually based on the Consumer Price Index throughout the remaining lease term, together with annual percentage royalties ranging from zero to six percent based upon the attainment of certain net theater admission revenue volumes. The lease expires in September 2005, and has an option to be renewed for an additional ten-year term. Advance and fixed minimum lease commitments related to this lease are included in the following tables.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2003 and 2002

        The Company also has a fifty-year operating lease on land located in Branson, Missouri, the site of the Company's giant screen tourist entertainment complex. An advance rent payment of $1,025,000 was made at the time of the lease which satisfied the Company's rent obligation for years one through twenty of the lease agreement. For years twenty-one through fifty of the lease, the Company is obligated to make quarterly rent payments aggregating $145,000 annually. These amounts are subject to an annual Consumer Price Index adjustment. Base rents, including the $1,025,000 in advance rents and the $145,000 annual amount commencing in the twenty-first lease year, are expensed on a straight-line basis over the fifty-year lease term, which began October 1, 1993. Amounts recorded as accrued lease expense in the accompanying balance sheet reflect an accrual for those portions of the rents that will be paid during years twenty-one through fifty which are expensed currently using the straight-line method.

        In addition, the Company leases a vehicle under a noncancelable operating lease agreement.

        Advance rental payments associated with the theater system and land are reflected in the current portion of prepaid leases and prepaid leases in the accompanying balance sheet at December 31, 2003 and 2002, and are summarized below:

                                                2003                2002
                                           -------------------------------------

         Advance rents
             Theater system                $         94,976   $        149,248
             Land                                   493,518            544,135
                                            ---------------    ---------------

                                                    588,494            693,383
                                            ---------------    ---------------

         Less current portion of prepaid
           leases
             Theater system                          54,272             54,272
             Land                                    50,617             50,617
                                            ---------------    ---------------

                Total current portion of
                   prepaid leases                   104,889            104,889
                                            ---------------    ---------------

                                           $        483,605   $        588,494
                                            ===============    ===============


        Annual amortization expense is as follows:

                                                 2003                2002
                                            ------------------------------------


           Theater system                  $         54,272   $         54,272
           Land                                      50,617             50,617
                                            ---------------    ---------------

                                           $        104,889   $        104,889
                                            ===============    ===============

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2003 and 2002



        Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003, are as follows:

                          2004                          $      128,748
                          2005                                 125,000
                          2006                                  20,000
                          2007                                  20,000
                          2008                                  20,000
                       Thereafter                            5,210,000
                                                         -------------

                                                        $    5,523,748


        Rental expense on operating leases for the years ended December 31, 2003 and 2002, was approximately $203,000 and $193,000, respectively.

        The Company has agreements to rent space as lessor to various retail tenants in its theater complex with terms ranging from one to five years. The agreements also include certain renewal terms for leases beyond five years, which are not included in the amounts below. As of December 31, 2003 and 2002, the Company held deposits related to the leases of $12,400 and $11,400, respectively.

        Future minimum rentals to be received as of December 31, 2003, are as follows:

                         2004                           $       53,892
                         2005                                   13,528
                                                         -------------

                                                        $       67,420

Note 6:  Income Taxes

        There was no provision for income taxes for the years ended December 31, 2003 and 2002.

        A reconciliation of income tax benefit at the statutory rate to the Company's actual income tax benefit is shown below:

                                                      2003             2002
                                                 -------------------------------

         Computed at the statutory rate (34%)    $      40,017   $      (42,979)
         Increase (decrease) resulting from
             Nondeductible expenses and other            5,316           (2,930)
             Change in the deferred tax asset
               valuation allowance                     (45,333)          45,909
                                                  ------------    -------------

                Actual tax benefit               $           0   $            0
                                                  ============    =============

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2003 and 2002



        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                             2003                2002
                                                        --------------------------------------
         Deferred tax assets
             Property and equipment                     $        546,633   $        634,922
             Accrued rent                                        220,686            199,668
             Net operating loss carryforwards                  1,721,341          1,665,821
             Derivative financial instrument                     192,446            262,359
             Other                                                39,250              2,919
                                                         ---------------    ---------------

                Deferred tax asset before valuation
                    allowance                                  2,720,356          2,765,689
                                                         ---------------    ---------------

         Valuation allowance
             Beginning balance                                (2,765,689)        (2,719,780)

             Increase (decrease) during the year                  45,333            (45,909)
                                                         ---------------    ---------------

             Ending balance                                   (2,720,356)        (2,765,689)
                                                         ---------------    ---------------

                Net deferred tax asset                  $              0   $              0
                                                         ===============    ===============


        As of December 31, 2003, the Company has unused operating loss carryforwards of approximately $4.6 million, which expire between 2010 and 2023.

Note 7:  Employee Benefit Plan

        The Company has a 401(k) defined contribution plan covering substantially all employees. The Company's contributions to the plan are limited to 50% of each employee's contribution not to exceed $350 for any participant. Contributions to the plan were approximately $4,000 and $5,000 for 2003 and 2002, respectively.

Note 8:  Derivative Financial Instrument

        The derivative financial instrument held by the Company is an interest-rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate at 10.4% through April 1, 2006, on the Company's term note with the Bank which is due June 2013. The Company's derivative instrument is recorded at its fair value with changes in fair value included in earnings, which resulted in recognition of a (gain) loss on derivative financial instrument of $(187,434) and $219,345 during the years ended December 31, 2003 and 2002, respectively.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2003 and 2002



Note 9:  Related Party Transactions

        The Company has notes payable to the spouse of the majority shareholder in the amount of $128,909 (see Note 4).

        The Company rents its point-of-sale inventory system under an operating lease with the spouse of the majority shareholder. The lease continues until cancelled. Lease payments are $1,034.22 per month.


Note 10: Disclosures About Fair Value of Financial Instruments

        The following table presents estimated fair values of the Company's financial instruments at December 31, 2003 and 2002.

                                                        December 31, 2003                      December 31, 2002
                                                   Carrying             Fair             Carrying              Fair
                                                    Amount              Value             Amount              Value
                                              ------------------- ------------------ ------------------ -------------------
           Financial assets
               Cash                           $         648,307   $         648,307  $         399,394  $         399,394

           Financial liabilities
               Long-term debt
                 (excluding capital
                 leases)                              4,712,354           4,712,354          4,841,079          4,841,079
               Interest rate swap
                 agreement                              515,942             515,942            703,376            703,376


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

                              ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


Note 11: Significant Estimates and Concentrations

        Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

    Major Lender

        Substantially all of the Company's long-term debt has been financed through one financial institution.

Note 12: Operating Segments

        The Company operates in three business segments: 1) Theater and concessions, 2) Food service and 3) Retail services.

        The following table presents financial information by operating segment for the years ended December 31, 2003 and 2002.

          Year Ended                Theater and           Food           Retail
      December 31, 2003             Concessions         Service         Services       Corporate         Total
------------------------------- -------------------- --------------- --------------- --------------- ---------------
Sales to unaffiliated
   customers                       $  3,667,360      $   3,693,716   $   1,850,965   $          --   $   9,212,041

Operating income (loss)               1,396,360            817,586         378,740      (1,994,416)        598,270

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

