Form 10QSB
period 2004-03-31
ITEC ATTRACTIONS INC
filed 2004-05-12
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act for the transition period from ____________ to ------------.

Commission file number 0-21070

                             ITEC Attractions, Inc.
                     (Exact name of small business issuer as
                           specified in its charter.)

         Nevada                                        66-0426648
         --------                             ----------------------------------
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


The number of shares outstanding of the issuer's common stock, $.001 par value, as of April 30, 2004 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    -----

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                    Page Number
                                                                    -----------

Condensed Balance Sheet
  March  31, 2004.................................................       1


Condensed Statements of Operations
  Three Months Ended March 31, 2004 and 2003......................       2

Condensed Statements of Cash Flows
  Three Months Ended March 31, 2004 and 2003......................       3


Notes to Condensed Financial Statements...........................       4


Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations.......................................       5


Item 3.  Controls and Procedures..................................       8


PART II.  Other Information.......................................       9

                             ITEC Attractions, Inc.
                             Condensed Balance Sheet
                                   (Unaudited)

                                                                   March 31,
            ASSETS                                                    2004
            ------                                             ----------------
Current assets:
   Cash                                                        $        152,221
   Accounts receivable                                                   84,119
   Inventories                                                          464,181
   Prepaid expenses                                                     150,632
   Prepaid leases-current                                               104,889
                                                               ----------------

            Total current assets                                        956,042
                                                               ----------------


Property and equipment, net of
  accumulated depreciation of $3,943,904                              6,729,787
Prepaid leases-noncurrent                                               457,383
Deposits                                                                  8,128
                                                               ----------------


            TOTAL ASSETS                                       $      8,151,340
                                                               ================

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
   Accounts payable                                            $        408,846
   Accrued expenses                                                     258,539
   Current maturities of long-term debt                                 227,904
                                                               ----------------

            Total current liabilities                                   895,289
                                                               ----------------

Accrued lease expense                                                   605,739
Long-term debt                                                        4,479,453
Deferred revenue                                                         91,872
Security deposits                                                        12,400
Interest rate swap agreement                                            496,114
                                                               ----------------

            Total liabilities                                         6,580,867
                                                               ----------------

Stockholders' equity
   Common stock, $.001 par value,
      authorized 40,000,000 shares,
      issued and outstanding 7,937,638
      shares                                                              7,938
   Additional paid-in capital                                        10,781,076
   Retained earnings (deficit)                                       (9,218,541)
                                                               ----------------

            Total stockholders' equity                                1,570,473
                                                               ----------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $      8,151,340
                                                               ================

            See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                       2004              2003
                                                  --------------     -------------
Revenue:
     Theater and concession                       $      558,729     $     442,942
     Food service                                        341,863           290,904
     Gift shop                                            92,115            99,860
     Mall operations                                      88,895            90,312
                                                  --------------     -------------
                                                       1,081,602           924,018
                                                  --------------     -------------
Direct expense:
     Theater and concession                              411,173           340,368
     Food service                                        402,187           357,806
     Gift shop                                           112,887           112,435
     Mall operations                                     106,876            91,096
                                                  --------------     -------------
                                                       1,033,123           901,705
                                                  --------------     -------------


Gross profit                                              48,479            22,313
                                                  --------------     -------------

Operating expenses:
     General and administrative                          223,202           232,313
     Advertising and marketing                           160,003           161,772
     Depreciation and amortization                       132,071           132,828
     Gain on derivative financial instrument             (19,828)          (24,587)
                                                  --------------     -------------
                                                         495,448           502,326
                                                  --------------     -------------

Operating loss                                          (446,969)         (480,013)
                                                  --------------     -------------

Other income (expense):
     Interest income                                         527               198
     Interest expense                                   (118,757)         (121,696)
                                                  --------------     -------------
                                                        (118,230)         (121,498)
                                                  --------------     -------------

        Net loss                                  $     (565,199)    $    (601,511)
                                                  ==============     =============

Loss per common share                             $         (.07)    $        (.08)
                                                  ==============     =============

Weighted average common
   shares outstanding                                  7,937,638         7,937,638

           See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                   2004                2003
                                                              --------------    -----------------
 Cash flows from operating activities:
   Net loss                                                   $     (565,199)   $        (601,511)
    Items not requiring(providing) cash:
       Depreciation and amortization                                 132,071              132,828
      Gain on derivative financial instrument                        (19,828)             (24,587)
       Changes in :
         Accounts receivable                                          (2,858)               5,076
         Inventories                                                 (77,128)            (144,248)
         Prepaid expenses and other                                    1,812               14,659
         Accounts payable and accrued expenses                       188,669              371,680
                                                              --------------    -----------------
             Net cash used in operating activities                  (342,461)            (246,103)
                                                              --------------    -----------------

Cash flows from investing activities:
   Purchase of property and equipment                               (113,737)            (103,756)
                                                              --------------    -----------------
             Net cash used in investing activities                  (113,737)            (103,756)
                                                              --------------    -----------------

Cash flows from financing activities:
   Principal payments on long-term debt                              (39,888)             (40,476)
   Proceeds from issuance of long-term debt                                -               45,805
                                                              --------------    -----------------
             Net cash provided by (used in)
             financing activities                                    (39,888)               5,329
                                                              --------------    -----------------

Increase (decrease) in cash                                         (496,086)            (344,530)

Cash at beginning of period                                          648,307              399,394
                                                              --------------    -----------------

Cash at end of period                                         $      152,221    $          54,864
                                                              ==============    =================

Supplemental cash flows information:
  Interest paid                                               $      118,757    $         121,696


           See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                     Notes to Condensed Financial Statements

                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

ITEC Attractions, Inc. (formerly known as International Tourist Entertainment Corporation) (the "Company") commenced operations in October 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the Company. The results of operations for any interim period are not necessarily indicative of results for the respective full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

NOTE 2. OPERATING SEGMENTS

The Company operates in three business segments: 1) Theater and concessions, 2) Food service, and 3) Retail services.

The following table presents financial information by operating segment for the three months ended March 31, 2004 and 2003.

Three months ended          Theater and     Food         Retail
March 31, 2004              Concessions    Service      Services      Corporate       Total
------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                 $ 558,729    $  341,863    $   181,010         -        $  1,081,602

Operating income
  (loss)                    $ 147,557    $  (60,324)   $   (38,753)  $ (495,448)    $   (446,969)


Three months ended          Theater and     Food         Retail
March  31 , 2003            Concessions    Service      Services      Corporate       Total
------------------------------------------------------------------------------------------------

Sales to unaffiliated
  customers                 $ 442,942    $  290,904    $   190,172         -        $    924,018

Operating income
  (loss)                    $ 102,574    $  (66,902)   $   (13,359)  $ (502,326)    $   (480,013)

NOTE 3.  DERIVATIVE FINANCIAL INSTRUMENT

The derivative financial instrument held by the Company is an interest rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate on the Company's term note with the Bank, which is due June 2013, at 10.4% through April 1, 2006. The Company's derivative instrument is recorded at its fair value with changes in fair value included in earnings. The Company recognized a gain on derivative financial instruments of $19,828 and $24,587 during the quarters ended March 31, 2004 and 2003, respectively.

NOTE 4.  LINE OF CREDIT

The Company's $200,000 revolving bank line of credit has expired and was not replaced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of ITEC Attractions, Inc. This discussion and analysis should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 2004 increased 17 percent to $1,081,602 as compared to $924,018 for the same quarter of the previous year. This increase is attributed to both an increase in theater revenue, as well as the food revenue.

Direct operating expenses were $1,033,123 for the quarter ended March 31, 2004 representing 96 percent of sales, as compared to expenses of $901,705 or 98 percent of sales for the comparable period of the previous year.

General and administrative expenses were $223,202 and $232,313 for the quarters ended March 31, 2004 and 2003, respectively.

Advertising and marketing expense was $160,003 for the quarter ended March 31, 2004 compared to $161,772 for the same period in 2003

Interest expense was $118,757 and $121,696 for the quarters ended March 31, 2004 and 2003, respectively.

Net loss was $565,199 for the quarter ended March 31, 2004 compared to a net loss of $601,511 for the same period of the previous year.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, current assets totaled $956,042, while current liabilities totaled $895,289. The Company's current ratio at March 31, 2004 was 1.07 to 1.00.

As of March 31, 2004, the Company has outstanding borrowings of $100,000 from Ms. Ann Bluto, a director of the Company. This loan bears interest at prime plus 2%.

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

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected. Please refer to the "Management's Discussion and Analysis or Plan of Operation" that is found in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 for more details.

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

              None

Item 5.      Other Information
             -----------------

              None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             A. Exhibits:

              Exhibit 31.1 Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit  32.1  Certification  of CEO and CFO pursuant to 18 U.S.C.
              Section  1350,   as  adopted   pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002

             B. Reports on Form 8-K: None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    05/12/04                         /s/ Paul M. Bluto
        --------                         -----------------
                                            Paul M. Bluto
                                            Chairman and
                                            Principal Financial Officer
                                            Chief Executive Officer




Date    05/12/04                         /s/ Paul E. Rasmussen
        --------                         ---------------------
                                            Paul E. Rasmussen
                                            President
                                            Chief Operating Officer