Form 10QSB
period 2004-06-30
ITEC ATTRACTIONS INC
filed 2004-08-13
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

The number of shares outstanding of the issuer's common stock, $.001 par value, as of August 1, 2004 is 7,937,638 shares.

Transitional  Small  Business  Disclosure  Format (check one):  Yes       No X

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                     Page Number
                                                                     -----------

Condensed Balance Sheet
  June 30, 2004..........................................................     1


Condensed Statements of Operations
  Three and Six Months Ended June 30, 2004 and 2003......................     2

Condensed Statements of Cash Flows
  Six Months Ended June 30, 2004 and  2003...............................     3


Notes to Condensed Financial Statements..................................     4


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations...................................     5


Item 3.  Controls and Procedures.........................................     8


PART II.  OTHER INFORMATION..............................................     9

                             ITEC Attractions, Inc.

                             Condensed Balance Sheet
                                   (Unaudited)


                                                                     June 30,
           ASSETS                                                      2004
                                                                 --------------
Current assets:
   Cash                                                          $      200,572
   Accounts receivable                                                  122,326
   Inventories                                                          533,843
   Prepaid expenses                                                     192,248
   Prepaid leases-current                                               104,889
                                                                 --------------

           Total current assets                                       1,153,878


Property and equipment, net of accumulated
  depreciation of $4,080,485                                          6,600,039
Prepaid leases-non-current                                              431,160
Deposits                                                                 28,324
                                                                 --------------


           TOTAL ASSETS                                          $    8,213,401
                                                                 ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                              $      420,640
   Accrued expenses                                                     313,477
   Current maturities of long-term debt                                 227,904
                                                                 --------------

           Total current liabilities                                    962,021

Accrued lease expense                                                   619,826
Long-term debt                                                        4,447,595
Deferred revenue                                                         89,637
Security deposits                                                        12,400
Interest rate swap agreement                                            353,277
                                                                 --------------

           Total liabilities                                          6,484,756

Stockholders' equity
   Common stock, $.001 par value.  Authorized 40,000,000
      shares, issued and outstanding 7,937,638 shares                     7,938
   Additional paid-in capital                                        10,781,076
   Retained earnings (deficit)                                       (9,060,369)
                                                                 --------------

           Total stockholders' equity                                 1,728,645
                                                                 --------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    8,213,401
                                                                 ==============


See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                          Three Months Ended                        Six Months Ended
                                                                June 30,                                 June 30,

                                                         2004              2003                 2004                2003
                                                    ---------------    --------------       --------------     ---------------
Revenue:
     Theater and concession                         $    1,089,877     $   1,105,409        $   1,648,606      $    1,548,351
     Food service                                        1,010,928           953,376            1,352,791           1,244,280
     Gift shops                                            334,989           338,091              427,104             437,951
     Mall operations                                       124,985           107,024              213,880             197,336
                                                    ---------------    --------------       --------------     ---------------
                                                         2,560,779         2,503,900            3,642,381           3,427,918
                                                    ---------------    --------------       --------------     ---------------
Direct Expense:
     Theater and concession                                670,389           652,493            1,081,561             992,861
     Food service                                          815,836           770,932            1,218,024           1,128,738
     Gift shops                                            291,697           259,571              374,586             372,006
     Mall operations                                       122,573           115,067              229,449             206,163
                                                    ---------------    --------------       --------------     ---------------
                                                         1,900,496         1,798,063            2,903,619           2,699,768
                                                    ---------------    --------------       --------------     ---------------

Gross Profit                                               660,283           705,837              738,762             728,150
                                                    ---------------    --------------       --------------     ---------------

Operating Expense:
     General and administrative                            190,980           175,541              414,182             407,854
     Advertising and marketing                             228,502           254,572              388,504             416,344
     Depreciation and amortization                         136,581           130,483              268,652             263,311
     (Gain) loss on derivative financial instrument       (142,837)            1,014             (162,665)            (23,573)
                                                    ---------------    --------------       --------------     ---------------
                                                           413,226           561,610              908,673           1,063,936
                                                    ---------------    --------------       --------------     ---------------

Operating Income (Loss)                                    247,057           144,227             (169,911)           (335,786)

Other Income (Expense):
     Interest income                                           284                68                  812                 266
     Interest expense                                     (119,169)         (121,454)            (237,925)           (243,150)
                                                    ---------------    --------------       --------------     ---------------
                                                          (118,885)         (121,386)            (237,113)           (242,884)
                                                    ---------------    --------------       --------------     ---------------

                                                    ---------------    --------------       --------------     ---------------
        Net Income (Loss)                           $      128,172     $      22,841        $    (407,024)     $     (578,670)
                                                    ===============    ==============       ==============     ===============

Income (loss) per common share                      $         0.02     $        0.00        $       (0.05)     $        (0.07)
                                                    ===============    ==============       ==============     ===============
Weighted average common
   shares outstanding                                    7,937,638         7,937,638            7,937,638           7,937,638


See accompanying notes to condensed financial statements.

                           ITEC Attractions, Inc.

                     Condensed Statements of Cash Flows
                                 (Unaudited)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                         2004                  2003
                                                                    --------------        --------------
Cash flows from operating activities:
   Net loss                                                         $     (407,024)       $     (578,670)
     Items not requiring(providing) cash:

      Depreciation and amortization                                        268,652               263,311
       (Gain) loss on derivative financial instrument                     (162,665)              (23,573)
      Changes in:
        Accounts receivable                                                (41,065)               (9,981)
        Inventories                                                       (146,790)             (181,409)
        Prepaid expenses and deposits                                     (100,309)              (46,047)
        Prepaid leases                                                      80,619                80,618
        Accounts payable and other accrued expenses                        253,162               471,604
                                                                    --------------        --------------
                         Net cash used in operating activities            (255,420)              (24,147)
                                                                    --------------        --------------

Cash flows from investing activities:
   Purchase of property and equipment                                     (120,570)             (136,215)
                                                                    --------------        --------------
                         Net cash used in investing activities            (120,570)             (136,215)
                                                                    --------------        --------------

Cash flows from financing activities:
   Principal payments on long-term debt                                    (71,745)              (77,109)
                                                                    --------------        --------------
                        Net cash used in financing activities              (71,745)              (77,109)
                                                                    --------------        --------------

Decrease in cash                                                          (447,735)             (237,471)

Cash at beginning of period                                                648,307               399,394
                                                                    --------------        --------------

Cash at end of period                                               $      200,572        $      161,923
                                                                    ==============        ==============

Supplemental cash flow information:
  Cash paid during the period for interest                          $      239,484        $      243,150



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

The following table presents financial information by operating segment for the six months ended June 30, 2004 and 2003.

Six months ended           Theater and       Food           Retail
June 30, 2004              Concessions      Service         Services        Corporate         Total
---------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                $1,648,606       $1,352,791      $640,984                  -      $3,642,381

Operating income
  (loss)                   $  567,045       $  134,767      $ 36,949        $  (908,673)     $ (169,911)

Six months ended           Theater and       Food            Retail
June 30, 2003              Concessions      Service         Services        Corporate         Total
---------------------------------------------------------------------------------------------------------

Sales to unaffiliated
  customers                $1,548,351       $1,244,280      $635,287                  -      $3,427,918

Operating income
  (loss)                   $  555,490       $  115,542      $ 57,118        $(1,063,936)     $ (335,786)


NOTE 3.  DERIVATIVE FINANCIAL INSTRUMENT

The derivative financial instrument held by the Company is an interest rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate on the Company's term note with the Bank, which is due June 2013, at 10.4% through April 1, 2006. The Company's derivative instrument is recorded at its fair value with changes in fair value included in earnings. The Company recognized a gain (loss) on derivative financial instruments of $142,837 and ($1,014) for the quarters ended June 30, 2004 and 2003 respectively, and a gain of $162,665 and $23,573 during the six months ended June 30, 2004 and 2003 respectively.

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

In March 1998, the Company completed the construction of a 210-seat theater named the Little Opry Theater, for live performances in The Complex. Smoke on the Mountain, Gold Wing Express, Hank Williams Revisited and the Keepin' It Country shows are currently performing in the Little Opry Theater.

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

RESULTS OF OPERATIONS

Revenues for the quarter ended June 30, 2004 increased 2 percent to $2,560,779 as compared to $2,503,900 for the same quarter of the previous year. Revenues for the six-month period ended June 30, 2004 increased 6 percent to $3,642,381 compared to $3,427,918 in the prior year period. This increase is attributed to both an increase in theater revenue, as well as the food revenue.

Direct operating expenses were $1,900,496 for the quarter ended June 30, 2004 representing 74 percent of sales, as compared to expenses of $1,798,063 or 72 percent of sales for the comparable period of the previous year. Direct operating expenses were $2,903,619 for the six months ended June 30, 2004 representing 80 percent of sales, as compared to an expense of $2,699,768 or 79 percent of sales for the comparable period of the previous year. This increase in direct operating expenses is primarily attributed to an increase in royalties in film revenue.

General and administrative expenses were $190,980 and $175,541 for the quarters ended June 30, 2004 and 2003, respectively and were $414,182 and $407,854 for the six months ended June 30, 2004 and 2003, respectively.

Advertising and marketing expense was $228,502 for the quarter ended June 30, 2004 compared to $254,572 for the same period in 2003, and was $388,504 for the six months ended June 30, 2004 compared to $416,344 for the same period in 2003.

Interest expense was $119,169 and $121,454 for the quarters ended June 30, 2004 and 2003, respectively, and was $237,925 for the six months ended June 30, 2004 and $243,150 for the same period in 2003.

Net income was $128,172 for the quarter ended June 30, 2004 compared to net income of $22,841 for the same period of the previous year. Net loss was $407,024 for the six months ended June 30, 2004 compared to a net loss of $578,670 for the six months ended June 30, 2003. This increase in net income for the quarter, and the decrease in the net loss for the six months, is primarily related to the gain recorded on the interest rate swap.

LIQUIDITY AND CAPITAL RESOURCES

As  of  June  30,  2004,  current  assets  totaled  $1,153,878,   while  current
liabilities  totaled $962,021.  The Company's current ratio at June 30, 2004 was
1.20 to 1.00.

As of June 30, 2004, the Company has outstanding borrowings of $100,000 from Ms. Ann Bluto, a director of the Company. This loan bears interest at prime plus 2%.

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

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims, any obligations to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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



Date     08/12/04                              /s/ Paul M. Bluto
         --------                              -----------------
                                                 Paul M. Bluto
                                                 Chairman and
                                                 Principal Financial Officer
                                                 Chief Executive Officer




Date    08/12/04                               /s/ Paul E. Rasmussen
        --------                               ---------------------
                                                 Paul E. Rasmussen
                                                 President
                                                 Chief Operating Officer