Form 10QSB
period 2004-09-30
ITEC ATTRACTIONS INC
filed 2004-11-12
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

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


The number of shares outstanding of the issuer's common stock, $.001 par value, as of November 1, 2004 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one):  Yes         No   X

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                     Page Number
                                                                     -----------

Condensed Balance Sheet
  September 30, 2004.....................................................    1


Condensed Statements of Operations
  Three and Nine Months Ended September 30, 2004 and 2003................    2

Condensed Statements of Cash Flows
  Nine Months Ended September 30, 2004 and 2003..........................    3


Notes to Condensed Financial Statements..................................    4


Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations..............................................    5


Item 3.  Controls and Procedures.........................................    8


PART II.  OTHER INFORMATION..............................................    9

                             ITEC Attractions, Inc.

                             Condensed Balance Sheet

                                   (Unaudited)


                                                                 September 30,
           ASSETS                                                     2004
           ------                                                ---------------

Current assets:
   Cash                                                          $      407,342
   Accounts receivable                                                   85,076
   Inventories                                                          567,605
   Prepaid expenses                                                     201,705
   Prepaid leases-current                                               104,889
                                                                 ---------------

           Total current assets                                       1,366,617


Property and equipment, net of accumulated
  depreciation of $4,218,101                                          6,505,630
Prepaid leases-non current                                              404,938
Deposits                                                                 28,324
                                                                 ---------------


           TOTAL ASSETS                                          $    8,305,509
                                                                 ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
   Accounts payable                                              $      318,255
   Accrued expenses                                                     330,951
   Current portion of long-term debt                                    227,904
                                                                 ---------------

           Total current liabilities                                    877,110

Accrued lease expense                                                   633,913
Long-term debt                                                        4,415,357
Deferred revenue                                                         87,573
Deposits                                                                 12,400
Interest rate swap agreement                                            316,852
                                                                 ---------------

           Total liabilities                                          6,343,205
                                                                 ---------------

Stockholders' equity
   Common stock, $.001 par value.  Authorized 40,000,000
      shares, issued and outstanding 7,937,638 shares                     7,938
   Additional paid-in capital                                        10,781,076
   Retained earnings (deficit)                                       (8,826,710)
                                                                 ---------------

           Total stockholders' equity                                 1,962,304
                                                                 ---------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    8,305,509
                                                                 ===============


          See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                       Condensed Statements of Operations

                                   (Unaudited)

                                                           Three Months Ended                        Nine Months Ended
                                                             September 30,                             September 30,
                                                         2004               2003                 2004                2003
                                                     --------------     -------------        --------------     ---------------
Revenue:
     Theater and concession                          $   1,254,113      $  1,070,943         $   2,902,719      $    2,619,294
     Food service                                        1,103,130         1,119,071             2,455,920           2,363,352
     Gift shops                                            377,362           382,498               804,466             820,449
     Mall operations                                       145,020           145,377               358,899             342,715
                                                     --------------     -------------        --------------     ---------------
                                                         2,879,625         2,717,889             6,522,004           6,145,810
                                                     --------------     -------------        --------------     ---------------
Direct Expense:
     Theater and concession                                753,830           599,424             1,835,390           1,592,285
     Food service                                          853,284           842,848             2,071,307           1,971,589
     Gift shops                                            263,581           293,012               638,166             665,018
     Mall operations                                       127,523           111,147               356,971             317,310
                                                     --------------     -------------        --------------     ---------------
                                                         1,998,218         1,846,431             4,901,836           4,546,202
                                                     --------------     -------------        --------------     ---------------

Gross Profit                                               881,407           871,458             1,620,168           1,599,608
                                                     --------------     -------------        --------------     ---------------

Operating Expense:
     General and administrative                            199,685           196,001               613,868             603,855
     Advertising and marketing                             229,572           199,927               618,075             616,271
     Depreciation and amortization                         137,617           133,956               406,268             397,267
     (Gain) on derivative financial instrument             (36,425)          (82,391)             (199,090)           (105,964)
                                                     --------------     -------------        --------------     ---------------
                                                           530,449           447,493             1,439,121           1,511,429
                                                     --------------     -------------        --------------     ---------------

Operating Income                                           350,958           423,965               181,047              88,179
                                                     --------------     -------------        --------------     ---------------

Other Income (Expense):
     Interest income                                         1,190               353                 2,002                 619
     Interest expense                                     (118,488)         (121,656)             (356,414)           (364,806)
                                                     --------------     -------------        --------------     ---------------
        Other Income (Expense), net                       (117,298)         (121,303)             (354,412)           (364,187)
                                                     --------------     -------------        --------------     ---------------

       Net Income (Loss)                             $     233,660      $    302,662         $    (173,365)     $     (276,008)
                                                     ==============     =============        ==============     ===============


Income (loss) per common share                       $        0.03      $       0.04         $       (0.02)     $        (0.03)
                                                     ==============     =============        ==============     ===============
Weighted average common
   shares outstanding                                    7,937,638         7,937,638             7,937,638           7,937,638


            See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                       Condensed Statements of Cash Flows

                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                     2004                  2003
                                                                                ----------------      ----------------
Cash flows from operating activities:
   Net loss                                                                     $       (173,365)     $       (276,008)
     Items not requiring(providing) cash:

     Depreciation and amortization                                                       406,269               397,267
     Gain on derivative financial instrument                                            (199,090)             (105,964)
     Changes in:
        Accounts receivable                                                               (3,815)              (18,408)
        Inventories                                                                     (180,552)             (178,176)
        Prepaid expenses and deposits                                                   (109,766)               (8,576)
        Prepaid leases                                                                    78,667                78,667
        Accounts payable and other accrued expenses                                      208,447               507,263
                                                                                ----------------      ----------------
                         Net cash provided by operating activities                        26,795               396,065
                                                                                ----------------      ----------------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (163,778)             (222,880)
                                                                                ----------------      ----------------
                         Net cash used in investing activities                          (163,778)             (222,880)
                                                                                ----------------      ----------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                 (103,982)             (111,039)
                                                                                ----------------      ----------------
                        Net cash used in financing activities                           (103,982)             (111,039)
                                                                                ----------------      ----------------

Increase (decrease) in cash                                                             (240,965)               62,146

Cash at beginning of period                                                              648,307               399,394
                                                                                ----------------      ----------------

Cash at end of period                                                           $        407,342      $        461,540
                                                                                ================      ================

Supplemental cash flow information:
  Interest paid                                                                 $        356,414      $        364,806


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

The following table presents financial information by operating segment for the nine months ended September 30, 2004 and 2003.

Nine months ended         Theater and      Food         Retail
September 30, 2004        Concessions     Service       Services      Corporate     Total
--------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                $2,902,719    $2,455,920     $1,163,365            -   $6,522,004

Operating income
  (loss)                   $1,067,327    $  384,613     $  168,228  $(1,439,121)  $  181,047

Nine months ended         Theater and      Food         Retail
September  30 , 2003      Concessions     Service       Services      Corporate     Total
--------------------------------------------------------------------------------------------

Sales to unaffiliated
  customers                $2,619,294    $2,363,352     $1,163,164            -   $6,145,810

Operating income
  (loss)                   $1,027,009    $  391,763     $  180,835  $(1,511,429)  $   88,179


NOTE 3.  DERIVATIVE FINANCIAL INSTRUMENT

The derivative financial instrument held by the Company is an interest rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate on the Company's term note with the Bank, which is due June 2013, at 10.4% through April 1, 2006. The Company's derivative instrument is recorded at its fair value with changes in fair value included in earnings. The Company recognized a gain on derivative financial instrument of $36,425 and $82,391 for the quarters ended September 30, 2004 and 2003, respectively, and a gain of $199,090 and $105,964 during the nine months ended September 30, 2004 and 2003, respectively.

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

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2004 increased 6 percent to $2,879,625 as compared to $2,717,889 for the same quarter of the previous year. This increase is due to an increase in the 35mm ticket revenue and an increase in the revenue of the Little Opry Theater. Revenues for the nine-month period ended September 30, 2004 increased 7 percent to $6,522,004 compared to $6,145,810 in the prior year period. This increase is attributed to an increase in both the IMAX and the Little Opry theater revenue and food revenue.

Direct operating expenses were $1,998,218 for the quarter ended September 30, 2004 representing 70 percent of sales, as compared to expenses of $1,846,431 or 68 percent of sales for the comparable period of the previous year. Direct operating expenses were $4,901,836 for the nine months ended September 30, 2004 representing 76 percent of sales, as compared to an expense of $4,546,202 or 74 percent of sales for the comparable period of the previous year. This increase in direct operating expenses is primarily attributed to an increase in royalties for film revenue.

General and administrative expenses were $199,685 and $196,001 for the quarters ended September 30, 2004 and 2003, respectively and were $613,868 and $603,855 for the nine months ended September 30, 2004 and 2003, respectively.

Advertising and marketing expense was $229,572 for the quarter ended September 30, 2004 compared to $199,927 for the same period in 2003, and was $618,075 for the nine months ended September 30, 2004 compared to $616,271 for the same period in 2003.

Interest expense was $118,488 and $121,656 for the quarters ended September 30, 2004 and 2003, respectively, and was $356,414 for the nine months ended September 30, 2004 and $364,806 for the same period in 2003.

Net income was $233,660 for the quarter ended September 30, 2004 compared to net income of $302,662 for the same period of the previous year. Net loss was $173,365 for the nine months ended September 30, 2004 compared to a net loss of $276,008 for the nine months ended September 30, 2003. The decrease in the net loss for the nine months, is primarily related to the increased gain recorded on the interest rate swap.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, current assets totaled $1,366,617, while current liabilities totaled $877,110. The Company's current ratio at September 30, 2004 was 1.56 to 1.00.

The decrease in the purchases of property and equipment for the nine months ended September 30, 2004 as compared to the same period last year was largely due to the remodel of the Little Opry Theater in 2003.

The decrease in cash flows from operating activities for the nine months ended September 30, 2004 as compared to the same period last year is largely due to the decrease in accounts payable and accrued expenses.

As of September 30, 2004, the Company has outstanding borrowings of $100,000 from Ms. Ann Bluto, a director of the Company. This loan bears interest at prime plus 2%.

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

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

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


Date       11/12/04                             /s/ Paul M. Bluto
           --------                             -----------------
                                                Paul M. Bluto
                                                Chairman and
                                                Principal Financial Officer
                                                Chief Executive Officer




Date       11/12/04                             /s/ Paul E. Rasmussen
           --------                             ---------------------
                                                Paul E. Rasmussen
                                                President
                                                Chief Operating Officer