Form 10KSB
period 2004-12-31
ITEC ATTRACTIONS INC
filed 2005-03-30
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

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


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The registrant's revenues for its fiscal year ended December 31, 2004 were $9,458,544.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $231,619 as of March 25, 2005, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock.

Check whether the issuer has filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No .

The number of shares outstanding of the registrant's class of common equity as of March 25, 2005:

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

         The Company owns and operates a major, giant screen entertainment facility in Branson, Missouri, known as the IMAX(R) Entertainment Complex. The Branson facility was constructed by the Company and commenced operations on
October 8, 1993. The IMAX(R) Entertainment Complex consists of the Ozarks Discovery IMAX(R) Theater, a giant screen motion picture theater, the Elite Cinema III Theaters consisting of three 35mm motion picture theaters, which were opened in August 2001, The Little Opry Theater, which features live performances, McFarlain's, a full service restaurant, the IMAX(R) Food Court which operates franchises for Quizno's Subs, Breadeaux Pizza, and Baskin Robbins. The Company also operates several retail shops, various food concessions and related amenities.

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

         - The Little Opry Theater, a 210 seat live performance theater. Currently, the theater features a musical comedy and several country western and blue grass musical groups.

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

         The Company's exclusive film, "Ozarks: Legacy & Legend," which is exhibited two to three times per day, was produced by the Company in the large format. The Company typically exhibits two to four other large format films in its regular daily schedule, in addition to the "Ozarks: Legacy & Legend" film.

         In December of 1997, the Company installed a 35mm projection system with special lenses that allow the image of regular feature films to be projected in such a way as to fill approximately 85% of the six story tall screen. The projection system is tied into the powerful IMAX(R) sound system. This combination of the largest possible visual image and perhaps the nation's most sophisticated and effective theater sound system, make viewing a feature 35mm film a memorable experience.

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

         McFarlain's can accommodate up to 15 motor coach groups per hour. While tour groups are important, they represent only 20% of the restaurant's business. In 2004, the restaurant served over 365,000 people.


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

         The major attraction in Branson is Silver Dollar City, an amusement park with an 1890's theme, which attracts almost 2 million visitors each year. Several other attractions exist in Branson, including water parks, family amusements, and activities related to the lake in the region. The Company has entered into cross promotion arrangements with Silver Dollar City and with several of the major entertainers and timeshare developers in Branson. The IMAX(R) Entertainment Complex has become established as one of the major attractions in Branson and approximately 1,000,000 people visited the facility in 2004.

Employees
---------

         At December 31, 2004, the Company had approximately 70 full-time employees and all of them work at the IMAX(R) Entertainment Complex in Branson, Missouri.



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

         The Company completed the construction of its Branson facility in 1993 on the 5.5-acre site leased by the Company. The Company owns the Branson facility, subject to a mortgage in the principal amount of $4,365,591 in favor of the Bank of America.

         The Company owns a condominium in Branson, Missouri, which it acquired in 1994 for $148,000 and which is subject to a mortgage at December 31, 2004 in the principal amount of $95,767 in favor of Liberty Bank with monthly payments of $725. The Company is currently evaluating whether to attempt to sell the condominium.

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

Item 3.  Legal Proceedings
--------------------------

         There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

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

                                             High                   Low
                                            ------                 ------
         2003
         ----
         1st Quarter                        $ 0.10             $     0.10
         2nd Quarter                          0.15                   0.06
         3rd Quarter                          0.10                   0.06
         4th  Quarter                         0.30                   0.16

         2004
         ----
         1st Quarter                        $ 0.08             $     0.12
         2nd Quarter                          0.12                   0.20
         3rd Quarter                          0.20                   0.18
         4th Quarter                          0.18                   0.20


         (b) Holders. The approximate number of record holders as of March 25, 2005 of the Company's common stock, $.001 par value, was 380. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including those beneficial owners, the Company estimates the total number of shareholders exceeds 1,200.

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


Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of ITEC Attractions, Inc. This discussion and analysis should be read in conjunction with the financial statements and related notes for the years ended December 31, 2004 and 2003.

Results of Operations
---------------------

         Revenues for the year ended December 31, 2004 increased 3 percent to $9,458,544 as compared to $9,212,041 for the previous year. The increase is a result of an increase in the IMAX theater, as well as the Little Opry theater, and food service of the Company's operations.

         Direct operating expenses were $6,960,519 for the year ended December 31, 2004 representing 74 percent of sales. This compares with direct operating expenses of $6,616,083 for the previous year, representing 72 percent of sales. Direct operating expenses increased by $344,436 over the previous year. The increase is primarily attributable to an increase in film royalties.

         General and administrative expenses increased to $857,743 for the year ended December 31, 2004 as compared to $848,401 for the previous year. This increase is attributed to an increase in salaries for 2004.

         Advertising and marketing expense was $800,357 for the year ended December 31, 2004 compared to $802,076 for the prior year.

         Interest expense was $475,452 and $482,143 for the years ended December 31, 2004 and 2003 respectively. This decrease in interest expense is related to the decrease in the principal balances outstanding.

         The Company's net income was $100,195 for the year ended December 31, 2004 compared to a net income of $117,697 for the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004 current assets totaled $1,474,656, while current liabilities totaled $641,911. The Company's current ratio at December 31, 2004 was 2.30 to 1.00.

         As of December 31, 2004, the Company had borrowed $100,000 from Ms. Ann Bluto, a director of the Company. The loan bears interest at prime plus 2%. Proceeds from the loan were used to provide working capital for the Company.

         On July 24, 2000, the Company refinanced its existing line of credit and existing long term debt with a new line of credit in the amount of $200,000 and a new term loan in the amount of $4,676,203. The additional proceeds of the term loan are to refinance existing indebtedness and to finance the construction of three new theaters and additional parking related thereto. As of December 31, 2004, the principal balance due on the term loan was $4,365,591. The line of credit was not renewed in June 2003.

         As a condition of refinancing the existing long-term note, Bank of America required the Company to enter into an interest rate swap to effectively fix the interest rate on the Company's term note with the Bank which is due June 2013 at 10.4% through April 1, 2006. For the year ended December 31, 2004, the Company recognized a gain of $276,452 on the interest rate swap compared to a gain of $187,434 for the previous year.

         Going forward, the Company expects to be able to finance its operations and immediate capital requirements from currently available capital and cash flow from operations.

         The following table summarizes our long-term debt, capital lease obligations, and operating lease obligations as of December 31, 2004.

                                                          Less than
                                             Total         1 year        1-3 Years      4-5 Years    After 5 Years
                                        ----------------------------------------------------------------------------
Aggregate amount of principal to be       $   4,610,268   $    217,040   $    514,669   $    159,991   $  3,718,568
   paid on the outstanding long-term
   debt
Principal payments due on notes payable
   to stockholders                              121,639        108,032         13,607             --             --
Future minimum lease payments under
   capital leases                                10,631          4,174          6,457             --             --
Future minimum lease payments under
   noncancelable operating leases             5,395,000        125,000         60,000         20,000      5,190,000
                                           ------------   ------------   ------------   ------------   ------------

Totals                                    $  10,137,538   $    454,246   $    594,733   $    179,991   $  8,908,568
                                           ============    ===========    ===========    ===========    ===========


Item 7.  Financial Statements
-----------------------------

         The Financial Statements of the Company are included elsewhere herein.


Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None


                                    PART III

Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons;
---------------------------------------------------------------------------
         Compliance  with Section 16(a) of the Exchange Act
         --------------------------------------------------

Directors and Executive Officers

         The directors and executive officers of the Company at March 25, 2005 are:

Name                        Age              Position in Company
----                        ---              -------------------

Paul M. Bluto               76       Chairman of the Board of Directors,
                                     Chief Executive Officer and Chief Financial
                                     Officer

Lourette Ann Bluto          72       Director

Thomas J. Carlson           52       Director

Kelvyn H. Cullimore         69       Director

Kelvyn H. Cullimore, Jr.    48       Director

Francis E. McLaughlin       63       Director

Kumar V. Patel              59       Director

Paul Rasmussen              63       President and Chief Operating Officer

Randy S. Brashers           36       Vice President of Operations

Robert J. Cardon            41       Secretary/Treasurer

Debby Black                 37       Vice President of McFarlain's Restaurant

Gayle Pitman                47       Vice President of Retail Sales

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


Item 10.  Executive Compensation
--------------------------------

Compensation of Executive Officers
----------------------------------

         The following table sets forth the compensation of the Company's chief executive officer during the years ended December 31, 2004, 2003, and 2002.

                           Summary Compensation Table

                                                                                        Long Term Compensation
                                         Annual Compensation                            Awards              Payouts
                                                              Other          Restricted
Name and                                                      Annual           Stock                     LTIP   All Other
Principal                                                     Compen-          Award(s)     Options/   Payouts   Compen-
Position        Year        Salary($)         Bonus($)        sation($)          ($)        SAR(#)        ($)    sation($)
--------        ----        ---------         --------        ---------     ------------    --------   --------  ---------

Paul M. Bluto   2004        $102,231           -0-              -0-          $      -0-        -0-       $ -0-     $ -0-
(CEO) (1)       2003        $ 87,268           -0-              -0-          $      -0-        -0-       $ -0-     $ -0-
                2002             -0-           -0-          $76,314          $      -0-        -0-       $ -0-     $ -0-

--------------------------------------------------------------------------------

         (1) Mr. Bluto was elected the Company's Chief Executive Officer effective March 1, 1999. Mr. Bluto was not paid a salary for holding the position of Chief Executive Officer. He was, however, paid $76,314, and $59,400 for director's fee and consultation services rendered to the Company for the year ended December 31, 2002, and 2001 respectively. In 2004 and 2003, Mr. Bluto was paid a salary of $102,231 and $87,268 respectively. During the fourth quarter of 2002, Mr. Bluto completed the construction of his personal residence in Branson, MO.


         The Company did not make any awards of restricted stock to the named executives nor grant any stock options or stock appreciation rights to the named executives during the fiscal years ending December 31, 2004, 2003, and 2002.

         The Company made no payouts under any long-term incentive plan to the named executives during the fiscal years ending December 31, 2004, and 2003. The Company does not maintain any defined benefit or actuarial plan.

Compensation of Directors
-------------------------

         Directors of the Company receive $1,050 per meeting for service as directors of the Company. The Board of Directors will meet quarterly or more often as needed. Directors are reimbursed for expenses incurred on behalf of the Company in attending directors meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The following table sets forth, as of March 25, 2005, certain information with respect to any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's capital stock, each director, certain executive officers and as to all directors and officers as a group:

                         Common Stock Beneficially Owned


Name and Address              Amount and Nature of
of Benefical Owner (1)        of Beneficial Ownership        Percent of Class(2)
---------------------         -----------------------        -------------------

Paul M. Bluto (3)                  5,373,666                       67.7%

Lourette Ann Bluto (3)             5,373,666                       67.7%

Kelvyn H. Cullimore (4)            387,000                          4.9%

Kelvyn H. Cullimore, Jr. (5)       210,341                          2.7%

Francis E. McLaughlin (6)          111,097                          1.4%

Kumar V. Patel (7)                 100,000                          1.3%

Thomas J. Carlson(8)                66,667                          0.8%

Randy S. Brashers                   70,543                          0.9%

Gayle Pitman(9)                     70,563                          0.9%

All Directors and Officers
of the Company as a Group        6,179,536                         77.9%
(9 persons)(10)

         (1) The address of each person named in the table is ITEC Attractions, Inc., 3562 Shepherd of the Hills Expressway, Branson, Mo 65616.

         (2) These calculations are based upon a total of 7,937,638 shares outstanding as of March 25, 2005. In addition, for each person or group the number of shares owned and the calculation of the percentage ownership includes the number of shares that person or group has the right to acquire.

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

         (4) Mr. Cullimore owns directly and beneficially 176,659 shares of the Company. Mr. Cullimore may be deemed to be a control person of Dynatronics Corporation, which owns 210,341 shares, which are included in Mr. Cullimore's holdings.

         (5) Mr. Cullimore, Jr. may be deemed to be a control person of Dynatronics Corporation, which owns 210,341 shares, which are included in Mr. Cullimore, Jr.'s holdings.

         (6)  Mr. McLaughlin is the direct and beneficial owner of these shares.

         (7)  Mr. Patel is the direct and beneficial owner of these shares.

         (8)  Mr. Carlson is the direct and beneficial owner of these shares.

         (9) Gayle Pitman is deemed to be the beneficial owner of the shares owned by her husband Mike Pitman.

         (10) The calculation of beneficially owned shares of all executive officers and directors as a group eliminates the duplicate entries of shares owned by Dynatronics which are reflected in the beneficial ownership of both Kelvyn H. Cullimore and Kelvyn H. Cullimore, Jr., as well as shares owned by GS&W Services, Inc. and the Bluto family, which are reflected in the beneficial ownership of both Paul and Lourette Ann Bluto.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         Mrs. Lourette Ann Bluto, a Director and majority stockholder of the Company, has loaned $100,000 to the Company, this amount bears interest at prime plus 2%.

         Mr. Kelvyn H. Cullimore is the Chairman of the Board of Dynatronics Corporation. Mr. Kelvyn H. Cullimore, Jr. is the President and a Director of Dynatronics Corporation. Kelvyn H. Cullimore and Kelvyn H. Cullimore, Jr. may be considered to be affiliates of Dynatronics Corporation by virtue of their positions with Dynatronics Corporation. Robert J. Cardon, an employee of Dynatronics Corporation, is the Company Secretary/Treasurer and is paid $1,050 for each board meeting. Dynatronics Corporation owns approximately 2.6% of the common stock of the Company.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Financial Statements and Schedules Filed as part of Form 10-KSB:
--------------------------------------------------------------------

         Independent Accountants' Report of BKD, LLP., for the year ended December 31, 2004.
         Balance Sheets as of December 31, 2004 and 2003.
         Statements of Operations for the years ended December 31, 2004 and 2003.
         Statements of Stockholders' Equity for the years ended December 31, 2004 and 2003.
         Statements of Cash Flows for the years ended December 31, 2004 and 2003.
         Notes to Financial Statements

         Schedules are omitted for the reason that they are not required, are not applicable, or the required information is included in the financials or notes thereto.

(b) Exhibits
-------------

   Reg. S-B
   Exhibit No.             Description
   -----------             ------------

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

      10.13 System Lease Agreement as amended dated August 1, 1993 between IMAX(R) Corporation and the Company. (incorporated by reference to Form 10-KSB for year ended June 30, 1997).

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

(c)    Reports on Form 8-K:  None
--------------------------

Item 14.  Controls and Procedures
---------------------------------

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

                                          ITEC Attractions, Inc.


By  /s/  Paul E. Rasmussen                Date:  March 29, 2005
   ----------------------------
         Paul E. Rasmussen,
         President and
         Chief Operating Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul M. Bluto                  Chairman of the Board of Directors    3/29/05
----------------------------       Chief Executive Officer and           -------
Paul M. Bluto                      Chief Financial Officer



/s/ Paul E. Rasmussen              President and                         3/29/05
----------------------------       Chief Operating Officer               -------
Paul E. Rasmussen


/s/ Kelvyn H. Cullimore            Director                              3/29/05
----------------------------                                             -------
Kelvyn H. Cullimore


/s/ Kelvyn H. Cullimore, Jr.       Director                              3/29/05
----------------------------                                             -------
Kelvyn H. Cullimore, Jr.


                                   Director                              3/29/05
----------------------------                                             -------
Francis E. McLaughlin


/s/Lourette Ann Bluto              Director                              3/29/05
----------------------------                                             -------
Lourette Ann Bluto


                                   Director
----------------------------                                             3/29/05
Thomas J. Carlson                                                        -------

                                   Director
----------------------------                                             3/29/05
Kumar V. Patel                                                           -------

                             ITEC Attractions, Inc.

                  Accountants' Report and Financial Statements

                           December 31, 2004 and 2003

             Report of Independent Registered Public Accounting Firm



Audit Committee, Board of Directors
     and Stockholders
ITEC Attractions, Inc.
Branson, Missouri


We have audited the accompanying balance sheets of ITEC Attractions, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITEC Attractions, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                   /s/BKD, LLP



Springfield, Missouri
March 21, 2005

                             ITEC Attractions, Inc.
                                 Balance Sheets
                           December 31, 2004 and 2003


Assets

                                                                                   2004                2003
                                                                            ----------------------------------------
    Current Assets
        Cash                                                                  $        774,159   $        648,307
        Accounts receivable                                                             85,997             81,261
        Inventories                                                                    386,127            387,053
        Prepaid expenses and other                                                     137,052            108,127
        Prepaid leases - current                                                        91,321            104,889
                                                                               ---------------    ---------------

               Total current assets                                                  1,474,656          1,329,637
                                                                               ---------------    ---------------

    Property and Equipment, At Cost
        Buildings and leasehold improvements                                         7,585,704          7,502,497
        Machinery and equipment                                                      1,628,958          1,557,456
        Furniture and fixtures                                                         618,639            600,001
        Film development costs                                                         900,000            900,000
                                                                               ---------------    ---------------
                                                                                    10,733,301         10,559,954
        Less accumulated depreciation and amortization                               4,357,687          3,811,833
                                                                               ---------------    ---------------

                                                                                     6,375,614          6,748,121
                                                                               ---------------    ---------------

    Other Assets
        Prepaid leases                                                                 392,283            483,605
        Other                                                                           12,744             12,137
                                                                               ---------------    ---------------

                                                                                       405,027            495,742
                                                                               ---------------    ---------------

                                                                              $      8,255,297   $      8,573,500
                                                                               ===============    ===============

See Notes to Financial Statements


Liabilities and Stockholders' Equity

                                                                                   2004                2003
                                                                            ----------------------------------------
    Current Liabilities
        Current maturities of long-term debt                                  $        217,040   $        235,904
        Accounts payable                                                               247,010            263,185
        Accrued expenses                                                               177,861            216,150
                                                                               ---------------    ---------------

               Total current liabilities                                               641,911            715,239
                                                                               ---------------    ---------------

    Long-term Debt                                                                   4,393,228          4,511,341

    Accrued Lease Expense                                                              648,000            591,652

    Interest Rate Swap Agreement                                                       239,490            515,942

    Other                                                                               96,802            103,655
                                                                               ---------------    ---------------

                                                                                     5,377,520          5,722,590
                                                                               ---------------    ---------------
    Stockholders' Equity
        Common stock,  $.001 par value; authorized 40,000,000 shares;
          issued and outstanding 7,937,638 shares                                        7,938              7,938
        Additional paid-in capital                                                  10,781,076         10,781,076
        Retained earnings (deficit)                                                 (8,553,148)        (8,653,343)
                                                                               ---------------    ---------------

               Total stockholders' equity                                            2,235,866          2,135,671
                                                                               ---------------    ---------------

                                                                              $      8,255,297   $      8,573,500
                                                                               ===============    ===============


                             ITEC Attractions, Inc.
                            Statements of Operations
                     Years Ended December 31, 2004 and 2003


                                                                                   2004                2003
                                                                            ----------------------------------------
    Revenues
        Theater and concession                                                $      3,875,146   $      3,667,360
        Food service                                                                 3,730,872          3,693,716
        Gift shops                                                                   1,337,390          1,363,355
        Mall operations                                                                515,136            487,610
                                                                               ---------------    ---------------

                                                                                     9,458,544          9,212,041
                                                                               ---------------    ---------------
    Direct Expenses
        Theater and concession                                                       2,515,447          2,267,728
        Food service                                                                 2,965,082          2,876,130
        Gift shops                                                                   1,007,754          1,047,432
        Mall operations                                                                472,236            424,793
                                                                               ---------------    ---------------

                                                                                     6,960,519          6,616,083
                                                                               ---------------    ---------------

    Gross Profit                                                                     2,498,025          2,595,958
                                                                               ---------------    ---------------

    Operating Expenses
        General and administrative                                                     857,743            848,401
        Advertising and marketing                                                      800,357            802,076
        Depreciation and amortization                                                  545,854            534,645
        Gain on derivative financial instrument                                       (276,452)          (187,434)
                                                                               ---------------    ---------------

                                                                                     1,927,502          1,997,688
                                                                               ---------------    ---------------

    Operating Income                                                                   570,523            598,270
                                                                               ---------------    ---------------

    Other Income (Expense)
        Interest income                                                                  5,124              1,570
        Interest expense                                                              (475,452)          (482,143)
                                                                               ---------------    ---------------

                                                                                      (470,328)          (480,573)
                                                                               ---------------    ---------------

    Net Income                                                                $        100,195   $        117,697
                                                                               ===============    ===============

    Net Income Per Common Share                                               $            .01   $            .01
                                                                               ===============    ===============

See Notes to Financial Statements

                            ITEC Attractions, Inc.
                       Statements of Stockholders' Equity
                     Years Ended December 31, 2004 and 2003


                                                                   Additional            Retained
                                                 Common              Paid-in             Earnings
                                                  Stock              Capital             (Deficit)              Total
                                            ------------------ -------------------- -------------------- --------------------

    Balance, January 1, 2003                $         7,938    $       10,781,076   $       (8,771,040)  $        2,017,974


        Net income                                       --                    --              117,697              117,697
                                              --------------      -----------------     ----------------     ----------------


    Balance, December 31, 2003                        7,938            10,781,076           (8,653,343)           2,135,671


        Net income                                                                             100,195              100,195
                                              -------------      ----------------     ----------------     ----------------


    Balance, December 31, 2004              $         7,938    $       10,781,076   $       (8,553,148)  $        2,235,866
                                              =============      ================     ================     ================




See Notes to Financial Statements

                            ITEC Attractions, Inc.
                            Statements of Cash Flows
                     Years Ended December 31, 2004 and 2003


                                                                                   2004                2003
                                                                            ----------------------------------------
    Operating Activities
        Net income                                                            $        100,195   $        117,697
        Items not requiring (providing) cash
           Depreciation and amortization                                               545,854            534,645
           Tickets exchanged for property and equipment                                     --           (101,125)
           Gain on derivative financial instrument                                    (276,452)          (187,434)
        Changes in
           Accounts receivable                                                          (4,736)           (35,876)
           Inventories                                                                     926            (10,862)
           Prepaid expenses and other                                                   75,358             99,343
           Accounts payable and accrued expenses                                        (4,969)           136,520
                                                                               ---------------    ---------------

               Net cash provided by operating activities                               436,176            552,908
                                                                               ---------------    ---------------

    Investing Activities
        Purchase of property and equipment                                            (173,347)          (160,723)
                                                                               ---------------    ---------------

               Net cash used in investing activities                                  (173,347)          (160,723)
                                                                               ---------------    ---------------

    Financing Activities
        Principal payments on long-term debt                                          (136,977)          (143,272)
                                                                               ---------------    ---------------

               Net cash used in financing activities                                  (136,977)          (143,272)
                                                                               ---------------    ---------------

    Increase  in Cash                                                                  125,852            248,913

    Cash, Beginning of Year                                                            648,307            399,394
                                                                               ---------------    ---------------

    Cash, End of Year                                                         $        774,159   $        648,307
                                                                               ===============    ===============

    Supplemental Cash Flows Information
        Interest paid                                                                 $476,378           $483,703
        Tickets exchanged for property and equipment                                        --           $101,125




See Notes to Financial Statements

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003



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


    Property and Equipment

        Property and equipment are depreciated over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Annual depreciation is primarily computed using the following methods.

           Building and leasehold improvements        Straight line
           Machinery and equipment                    Double declining balance
           Furniture and fixtures                     Double declining balance
           Film development costs                     Straight line


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

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003



    Income Per Common Share

        Income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding used in the computation was 7,937,638 for each of the years ended December 31, 2004 and 2003.



Note 2:  Inventories

                                             2004                2003
                                       ---------------------------------------

                Gift shops              $        324,647   $        330,179
                Food                              51,010             47,920
                Concessions                       10,470              8,954
                                         ---------------    ---------------

                                        $        386,127   $        387,053
                                         ===============    ===============


Note 3:  Long-term Debt

                                                 2004                2003
                                            ------------------------------------

        Note payable, bank (A)              $      4,365,591   $      4,461,039
        Note payable, bank (B)                        95,767            100,218
        Note payable, related party (C)              100,000            100,000
        Notes payable, related party (D)              21,639             28,909
        Note payable, finance company (E)             16,640             22,188
        Capital lease obligations (F)                 10,631             34,891
                                             ---------------    ---------------
                                                   4,610,268          4,747,245
        Less current maturities                      217,040            235,904
                                             ---------------    ---------------

                                            $      4,393,228   $      4,511,341
                                             ===============    ===============

(A) Due June 2013; payable monthly plus interest at prime plus or minus 0.25% based on certain financial ratios; secured by the theater complex.

(B)            Due January 2007; payable monthly including interest at prime;
               secured by real property.

(C)            Due June 2005; interest payable monthly at prime plus 1%;
               unsecured.

(D)            Due June 2007; interest payable monthly at 10.5%; unsecured.

(E) Note arising from the purchase of a vehicle and collateralized by vehicle acquired; interest at 0%, due through 2007.

(F) Capital leases include leases covering various equipment due through 2007.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003


        Aggregate annual maturities of long-term debt and payments on capital lease obligations at December 31, 2004, are:


                                                                                 Long-term
                                                                                   Debt              Capital
                                                                                (Excluding            Lease
                                                                                  Leases)          Obligations
                                                                            ----------------------------------------

            2005                                                              $        212,866   $          4,174
            2006                                                                       134,521              4,989
            2007                                                                       229,438              1,468
            2008                                                                       144,253                  --
            2009                                                                       159,991                  --
            Thereafter                                                               3,718,568                  --
                                                                               ---------------    ----------------

                                                                              $      4,599,637             10,631
                                                                               ===============

            Less amount representing interest                                                                   --
                                                                                                  ----------------

            Present value of future minimum lease payments                                       $         10,631
                                                                                                  ===============


        Property and equipment under capital leases consists of:

                                                  2004                2003
                                          ------------------------------------

         Equipment                        $        320,638   $        320,638
         Less accumulated depreciation             290,734            277,512
                                           ---------------    ---------------

                                          $         29,904   $         43,126
                                           ===============    ===============


Note 4:  Operating Leases

        The Company has an operating lease agreement for a giant screen theater projection and sound system for its Branson Theater Complex. Under the terms of this agreement, the Company was required to make advance rental payments. Such amounts, net of amortization, are reflected in prepaid leases in the accompanying balance sheets. The advance rent payments are being amortized on a straight-line basis over the lease term. Additionally, the lease agreement requires the monthly payments to be adjusted annually based on the Consumer Price Index throughout the remaining lease term, together with annual percentage royalties ranging from zero to six percent based upon the attainment of certain net theater admission revenue volumes. The lease expires in September 2005 and has an option to be renewed for an additional ten-year term. Advance and fixed minimum lease commitments related to this lease are included in the following tables.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003


        The Company also has a fifty-year operating lease on land located in Branson, Missouri, the site of the Company's giant screen tourist entertainment complex. An advance rent payment of $1,025,000 was made at the time of the lease which satisfied the Company's rent obligation for years one through twenty of the lease agreement. For years twenty-one through fifty of the lease, the Company is obligated to make quarterly rent payments aggregating $145,000 annually. These amounts are subject to an annual Consumer Price Index adjustment. Base rents, including the $1,025,000 in advance rents and the $145,000 annual amount commencing in the twenty-first lease year, are expensed on a straight-line basis over the fifty-year lease term, which began October 1, 1993. Amounts recorded as accrued lease expense in the accompanying balance sheets reflect an accrual for those portions of the rents that will be paid during years twenty-one through fifty which are expensed currently using the straight-line method.

        In addition, the Company leases a vehicle under a noncancelable operating lease agreement.

        Advance rental payments associated with the theater system and land are reflected in the current portion of prepaid leases and prepaid leases in the accompanying balance sheets at December 31, 2004 and 2003, and are summarized below:

                                                                                   2004                2003
                                                                            ----------------------------------------
            Advance rents
                Theater system                                                $         40,704   $         94,976
                Land                                                                   442,901            493,518
                                                                               ---------------    ---------------

                                                                                       483,605            588,494
                                                                               ---------------    ---------------

            Less current portion of prepaid leases
                Theater system                                                          40,704             54,272
                Land                                                                    50,617             50,617
                                                                               ---------------    ---------------

                   Total current portion of prepaid leases                              91,321            104,889
                                                                               ---------------    ---------------

                                                                              $        392,284   $        483,605
                                                                               ===============    ===============

        Annual amortization expense is as follows:

                                                                                   2004                2003
                                                                            ----------------------------------------


            Theater system                                                    $         40,704   $         54,272
            Land                                                                        50,617             50,617
                                                                               ---------------    ---------------

                                                                              $         91,321   $        104,889
                                                                               ===============    ===============


                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003


        Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004, are as follows:

                   2005                                        $      125,000
                   2006                                                20,000
                   2007                                                20,000
                   2008                                                20,000
                   2009                                                20,000
                Thereafter                                          5,190,000
                                                                -------------

                                                               $    5,395,000

        Rental expense on operating leases for the years ended December 31, 2004 and 2003, was approximately $204,000 and $203,000, respectively.

        The Company has agreements to rent space as lessor to various retail tenants in its theater complex with terms ranging from one to five years. The agreements also include certain renewal terms for leases beyond five years, which are not included in the amounts below. As of December 31, 2004 and 2003, the Company held deposits related to the leases of $12,400.

        Future minimum rentals to be received as of December 31, 2004, are as follows:

                   2005                                        $      280,600
                   2006                                               254,500
                   2007                                               259,000
                                                                -------------

                                                               $      794,100


Note 5:  Income Taxes

        There was no provision for income taxes for the years ended December 31, 2004 and 2003.

        A reconciliation of income tax benefit at the statutory rate to the Company's actual income tax benefit is shown below:

                                                                                   2004                2003
                                                                            ----------------------------------------

            Computed at the statutory rate (34%)                              $         34,065   $         40,017
            Increase (decrease) resulting from
                Nondeductible expenses and other                                         4,745              5,316
                Change in the deferred tax asset valuation allowance                   (38,810)           (45,333)
                                                                               ---------------    ---------------

                   Actual tax benefit                                         $              0   $              0
                                                                               ===============    ===============


                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003



        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                                                                   2004                2003
                                                                            ----------------------------------------
            Deferred tax assets
                Property and equipment                                        $        476,122   $        546,633
                Accrued rent                                                           241,704            220,686
                Net operating loss carryforwards                                     1,837,583          1,721,341
                Derivative financial instrument                                         89,330            192,446
                Other                                                                   36,807             39,250
                                                                               ---------------    ---------------

                   Deferred tax asset before valuation allowance                     2,681,546          2,720,356
                                                                               ---------------    ---------------

            Valuation allowance
                Beginning balance                                                   (2,720,356)        (2,765,689)

                Decrease during the year                                                38,810             45,333
                                                                               ---------------    ---------------

                Ending balance                                                      (2,681,546)        (2,720,356)
                                                                               ---------------    ---------------

                   Net deferred tax asset                                     $              0   $              0
                                                                               ===============    ===============

        As of December 31, 2004, the Company has unused operating loss carryforwards of approximately $4.9 million, which expire between 2010 and 2024.



Note 6:  Employee Benefit Plan

        The Company has a 401(k) defined contribution plan covering substantially all employees. The Company's contributions to the plan are limited to 50% of each employee's contribution not to exceed $350 for any participant. Contributions to the plan were approximately $5,000 and $4,000 for 2004 and 2003, respectively.



Note 7:  Derivative Financial Instrument

        The derivative financial instrument held by the Company is an interest-rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate at 10.4% through April 1, 2006, on the Company's term note with the Bank which is due June 2013. The Company's derivative instrument is recorded at its fair value with changes in fair value included in earnings, which resulted in recognition of a gain on derivative financial instrument of $276,452 and $187,434 during the years ended December 31, 2004 and 2003, respectively.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003


Note 8:  Related Party Transactions

        The Company has notes payable to the spouse of the majority shareholder in the amount of $121,639 (see Note 3).

        The Company rents its point-of-sale inventory system under an operating lease with the spouse of the majority shareholder. The lease continues until cancelled. Lease payments are $1,034 per month.



Note 9:  Disclosures About Fair Value of Financial Instruments

        The following methods were used to estimate the fair value of financial instruments.

        The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgements by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.


    Notes Payable and Long-term Debt

        Fair value is estimated based in the borrowing rates currently available to the Company for bank loans with similar terms and maturities.


    Interest Rate Swap Agreement

        The fair value is estimated by a third party.

        The following table presents estimated fair values of the Company's financial instruments at December 31, 2004 and 2003.

                                                        December 31, 2004                      December 31, 2003
                                                   Carrying             Fair             Carrying              Fair
                                                    Amount              Value             Amount              Value
                                              ------------------- ------------------ ------------------ -------------------
           Financial assets
               Cash                           $         774,159   $         774,159  $         648,307  $         648,307

           Financial liabilities
               Long-term debt
                 (excluding capital
                 leases)                              4,599,637           4,599,637          4,712,354          4,712,354
               Interest rate swap
                 agreement                              239,490             239,490            515,942            515,942


                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003



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



Note 10: Significant Estimates and Concentrations

        Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:


    Major Lender

        Substantially all of the Company's long-term debt has been financed through one financial institution.



Note 11: Operating Segments

        The Company operates in three business segments: 1) Theater and concessions, 2) Food service and 3) Retail services.

                             ITEC Attractions, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003


        The following table presents financial information by operating segment for the years ended December 31, 2004 and 2003.

          Year Ended                Theater and           Food           Retail
      December 31, 2004             Concessions         Service         Services       Corporate         Total
------------------------------- -------------------- --------------- --------------- --------------- ---------------
Sales to unaffiliated
   customers                       $  3,875,146      $   3,730,872   $   1,852,526   $         --     $    9,458,544

Operating income (loss)               1,359,699            765,790         372,535      (1,927,501)          570,523

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

