Form 10QSB
period 2005-03-31
ITEC ATTRACTIONS INC
filed 2005-05-16
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

                                    Yes X         No


The number of shares outstanding of the issuer's common stock, $.001 par value, as of May 12, 2005 is 7,937,638 shares.

Transitional Small Business Disclosure Format (check one):    Yes        No X

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                    Page Number
                                                                    -----------

Condensed Balance Sheet
  March 31, 2005.......................................................     1


Condensed Statements of Operations
  Three Months Ended March 31, 2005 and 2004...........................     2

Condensed Statements of Cash Flows
  Three Months Ended March 31, 2005 and  2004..........................     3


Notes to Condensed Financial Statements ...............................     4


Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations............................................     5


Item 3.  Controls and Procedures.......................................     8


PART II.  OTHER INFORMATION............................................     9

                             ITEC Attractions, Inc.
                             Condensed Balance Sheet
                                   (Unaudited)


                                                                   March 31,          March 31,
            ASSETS                                                    2005               2004
            ------                                              ----------------   ----------------
Current assets:
   Cash                                                       $          322,291            152,221
   Accounts receivable                                                    68,463             84,119
   Inventories                                                           505,452            464,181
   Prepaid expenses                                                      150,243            150,632
   Prepaid leases-current                                                 77,753            104,889
                                                                 ----------------   ----------------

            Total current assets                                       1,124,202            956,042
                                                                 ----------------   ----------------


Property and equipment, net of accumulated
  depreciation of $3,943,904                                           6,317,777          6,729,787
Prepaid leases-noncurrent                                                379,629            457,383
Deposits                                                                  12,744              8,128
                                                                 ----------------   ----------------


            TOTAL ASSETS                                      $        7,834,352          8,151,340
                                                                 ================   ================

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
   Accounts payable                                           $          371,051            408,846
   Accrued expenses                                                      231,826            258,539
   Current maturities of long-term debt                                  223,731            227,904
                                                                 ----------------   ----------------

            Total current liabilities                                    826,608            895,289
                                                                 ----------------   ----------------

Accrued lease expense                                                    662,087            605,739
Long-term debt                                                         4,389,165          4,479,453
Deferred revenue                                                          83,371             91,872
Security deposits                                                         12,400             12,400
Interest rate swap agreement                                             168,567            496,114
                                                                 ----------------   ----------------

            Total liabilities                                          6,142,198          6,580,867
                                                                 ----------------   ----------------

Stockholders' equity
   Common stock, $.001 par value, authorized 40,000,000
      shares, issued and outstanding 7,937,638 shares                      7,938              7,938
   Additional paid-in capital                                         10,781,076         10,781,076
   Retained earnings (deficit)                                        (9,096,860)        (9,218,541)
                                                                 ----------------   ----------------

            Total stockholders' equity                                 1,692,154          1,570,473
                                                                 ----------------   ----------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        7,834,352          8,151,340
                                                                 ================   ================


           See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended
                                                             March 31,
                                                     2005              2004
                                                 -------------     -------------
Revenue:
     Theater and concession                    $      490,091    $      558,729
     Food service                                     319,826           341,863
     Gift shop                                        108,439            92,115
     Mall operations                                   93,794            88,895
                                                 -------------     -------------
                                                    1,012,150         1,081,602
                                                 -------------     -------------
Direct expense:
     Theater and concession                           369,954           411,173
     Food service                                     381,524           402,187
     Gift shop                                        114,752           112,887
     Mall operations                                  105,098           106,876
                                                 -------------     -------------
                                                      971,328         1,033,123
                                                 -------------     -------------

Gross profit                                           40,821            48,479
                                                 -------------     -------------

Operating expenses:
     General and administrative                       220,604           223,202
     Advertising and marketing                        181,593           160,003
     Depreciation and amortization                    134,338           132,071
     Gain on derivative financial instrument          (70,923)          (19,828)
                                                 -------------     -------------
                                                      465,612           495,448
                                                 -------------     -------------

Operating loss                                       (424,791)         (446,969)
                                                 -------------     -------------

Other income (expense):
     Interest income                                    2,228               527
     Interest expense                                (121,150)         (118,757)
                                                 -------------     -------------
                                                     (118,922)         (118,230)
                                                 -------------     -------------

        Net loss                               $     (543,713)   $     (565,199)
                                                 =============     =============

Loss per common share                          $         (.07)   $         (.07)
                                                 =============     =============

Weighted average common
   shares outstanding                               7,937,638         7,937,638


           See accompanying notes to condensed financial statements.

                           ITEC Attractions, Inc.
                     Condensed Statements of Cash Flows
                                 (Unaudited)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   2005                2004
                                                                              ---------------     ---------------
Cash flows from operating activities:
   Net loss                                                                 $       (543,713)   $       (565,199)
    Items not requiring(providing) cash:
       Depreciation and amortization                                                 134,338             132,071
      Gain on derivative financial instrument                                        (70,923)            (19,828)
       Changes in :
         Accounts receivable                                                          17,534              (2,858)
         Inventories                                                                (119,325)            (77,128)
         Prepaid expenses and other                                                    4,103               1,812
         Accounts payable and accrued expenses                                       199,992             188,669
                                                                              ---------------     ---------------
                         Net cash used in operating activities                      (377,994)           (342,461)
                                                                              ---------------     ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                                (76,501)           (113,737)
                                                                              ---------------     ---------------
                         Net cash used in investing activities                       (76,501)           (113,737)
                                                                              ---------------     ---------------

Cash flows from financing activities:
   Principal payments on long-term debt                                              (30,320)            (39,888)
   Proceeds from issuance of long-term debt                                           32,947                   -
                                                                              ---------------     ---------------
                        Net cash provided by (used in) financing activities            2,627             (39,888)
                                                                              ---------------     ---------------

Decrease in cash                                                                    (451,868)           (496,086)

Cash at beginning of period                                                          774,159             648,307
                                                                              ---------------     ---------------

Cash at end of period                                                       $        322,291    $        152,221
                                                                              ===============     ===============

Supplemental cash flows information:
  Interest paid                                                             $        121,150    $        118,757


           See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                     Notes to Condensed Financial Statements

                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

ITEC Attractions, Inc. (formerly known as International Tourist Entertainment Corporation) (the "Company") commenced operations in October 1993. The accompanying interim condensed financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the Company. The results of operations for any interim period are not necessarily indicative of results for the respective full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

NOTE 2. OPERATING SEGMENTS

The Company operates in three business segments: 1) Theater and concessions,  2)

Food service, and 3) Retail services.

The following table presents financial information by operating segment for the three months ended Mach 31, 2005 and 2004.

Three months ended         Theater and        Food        Retail
March  31 , 2005           Concessions      Service       Services      Corporate     Total
-----------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                  $490,091      $  319,826     $  202,233           -     $1,012,150

Operating income
  (loss)                     $120,137      $  (61,698)    $  (17,617)  $(465,612)    $ (424,791)

Three months ended         Theater and        Food        Retail
March  31 , 2004           Concessions      Service       Services      Corporate      Total
-----------------------------------------------------------------------------------------------

Sales to unaffiliated
  customers                  $558,729      $  341,863     $  181,010           -     $1,018,602

Operating income
  (loss)                     $147,557      $  (60,324)    $  (38,753)  $(495,448)    $ (446,969)

NOTE 3.  DERIVATIVE FINANCIAL INSTRUMENT

The derivative financial instrument held by the Company is an interest rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate on the Company's term note with the Bank, which is due June 2013, at 10.4% through April 1, 2006. The Company's derivative instrument is recorded at its fair value with changes in fair value included in earnings. The Company recognized a gain on derivative financial instrument of $70,923 and $19,828 for the quarters ended March 31, 2005 and 2004, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations and financial condition of ITEC Attractions, Inc. This discussion and analysis should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

RESULTS OF OPERATIONS

Revenues for the quarter ended March 31, 2005 decreased 6 percent to $1,012,150 as compared to $1,081,602 for the same quarter of the previous year. This decrease is attributed to both a decreases in theater revenue and food revenue.

Direct operating expenses were $971,328 for the quarter ended March 31, 2005 representing 96 percent of sales, as compared to expenses of $1,033,123 or 96 percent of sales for the comparable period of the previous year.

General and administrative expenses were $220,604 and $223,202 for the quarters ended March 31, 2005 and 2004, respectively.

Advertising and marketing expense was $181,593 for the quarter ended March 31, 2005 compared to $160,003 for the same period in 2004.

Interest expense was $121,150 and $118,757 for the quarters ended March 31, 2005 and 2004, respectively.

Net loss was $543,713 for the quarter ended March 31, 2005 compared to a net loss of $565,199 for the same period of the previous year. This decrease in the net loss is primarily related to the increased gain recorded on the interest rate swap.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, current assets totaled $1,124,202, while current liabilities totaled $826,608. The Company's current ratio at March 31, 2005 was
1.36 to 1.00.

As of March 31, 2005, the Company has outstanding borrowings of $100,000 from Ms. Ann Bluto, a director of the Company. This loan bears interest at prime plus 2%.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) The Company maintains disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 that are designed to ensure that information required to be disclosed in periods specified in the SEC's rules and forms is identified, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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


                            PART II OTHER INFORMATION


Item 1.           Legal Proceedings
-------           -----------------

                  There are no material legal proceedings pending to which the Company is a party of, or which any of its property is the subject.

Item 2.           Changes in Securities
-------           ---------------------

                  None

Item 3.           Defaults Upon Senior Securities
-------           -------------------------------

                  None

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

                  None

Item 5.           Other Information
-------           -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

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





Date               05/13/05                          /s/ Paul M. Bluto
                   --------                          -----------------
                                                     Paul M. Bluto
                                                     Chairman and
                                                     Principal Financial Officer
                                                     Chief Executive Officer




Date              05/13/05                           /s/ Paul E. Rasmussen
                  --------                           ---------------------
                                                     Paul E. Rasmussen
                                                     President
                                                     Chief Operating Officer