Form 10QSB
period 2005-06-30
ITEC ATTRACTIONS INC
filed 2005-08-15
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

The number of shares outstanding of the issuer's common stock, $.001 par value, as of August 12, 2005 is 7,958,058 shares.

Transitional Small Business Disclosure Format (check one):  Yes        No  X

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                     Page Number
                                                                     -----------

Condensed Balance Sheet
  June 30, 2005.............................................................  1


Condensed Statements of Operations
  Three and Six Months Ended June 30, 2005 and 2004.........................  2


Condensed Statements of Cash Flows
  Six Months Ended June 30, 2005 and 2004...................................  3


Notes to Condensed Financial Statements.....................................  4


Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................................  6


Item 3.  Controls and Procedures............................................ 13


PART II.  OTHER INFORMATION................................................. 13

               ITEC Attractions, Inc.

                      Condensed Balance Sheet
                                                                    (Unaudited)


                                                                       June 30,
           ASSETS                                                       2005
           ------                                                ---------------

Current assets:
   Cash                                                          $      397,410
   Accounts receivable                                                  121,033
   Inventories                                                          537,349
   Prepaid expenses                                                     268,256
   Prepaid leases-current                                                64,185
                                                                 ---------------

           Total current assets                                       1,388,233

Property and equipment, net of accumulated
   depreciation of $4,645,065                                         6,261,487
Prepaid leases-non-current                                              366,975
Deposits                                                                 12,744
                                                                 ---------------


           TOTAL ASSETS                                          $    8,029,439
                                                                 ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:

   Accounts payable                                              $      480,228
   Accrued expenses                                                     304,067
   Current maturities of long-term debt                                 199,592
                                                                 ---------------

           Total current liabilities                                    983,887

Accrued lease expense                                                   676,174
Long-term debt                                                        4,594,332
Deferred revenue                                                         80,293
Security deposits                                                        12,400
                                                                 ---------------

           Total liabilities                                          6,347,086
                                                                 ---------------

Stockholders' equity
   Common stock, $.001 par value.  Authorized 40,000,000
      shares, issued and outstanding 7,958,058 shares                     7,958
   Additional paid-in capital                                        10,781,056
   Retained earnings (deficit)                                       (9,106,661)
                                                                 ---------------

           Total stockholders' equity                                 1,682,353
                                                                 ---------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    8,029,439
                                                                 ===============

See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended                      Six Months Ended
                                                                June 30,                              June 30,
                                                        2005              2004                 2005               2004
                                                    --------------     ------------        --------------     --------------
Revenue:
     Theater and concessions                           $1,052,540       $1,089,877            $1,542,630        $ 1,648,606
     Food service                                       1,032,538        1,010,928             1,352,365          1,352,791
     Gift shops                                           342,415          334,989               450,854            427,104
     Mall operations                                      126,968          124,985               220,761            213,880
                                                    --------------     ------------        --------------     --------------
                                                        2,554,461        2,560,779             3,566,610          3,642,381
                                                    --------------     ------------        --------------     --------------
Direct Expense:
     Theater and concessions                              671,676          670,389             1,041,630          1,081,561
     Food service                                         828,455          815,836             1,209,979          1,218,024
     Gift shops                                           258,535          291,697               373,287            374,586
     Mall operations                                       98,535          122,573               203,633            229,449
                                                    --------------     ------------        --------------     --------------
                                                        1,857,202        1,900,496             2,828,529          2,903,619
                                                    --------------     ------------        --------------     --------------


Gross Profit                                              697,259          660,283               738,081            738,762
                                                    --------------     ------------        --------------     --------------

Operating Expense:
     General and administrative                           228,461          190,980               449,065            414,182
     Advertising and marketing                            239,107          228,502               420,700            388,504
     Depreciation and amortization                        153,040          136,581               287,377            268,652
     Gain on derivative financial instrument              (29,867)        (142,837)             (100,790)          (162,665)
                                                    --------------     ------------        --------------     --------------
                                                          590,741          413,226             1,056,352            908,673
                                                    --------------     ------------        --------------     --------------

Operating Income (Loss)                                  106,518          247,057               (318,271)          (169,911)

Other Income (Expense):
     Interest income                                        2,049              284                 4,275                812
     Interest expense                                    (118,366)        (119,169)             (239,516)          (237,925)
                                                    --------------     ------------        --------------     --------------
                                                         (116,317)        (118,885)             (235,241)          (237,113)
                                                    --------------     ------------        --------------     --------------

        Net Income (Loss)                              $   (9,799)      $  128,172            $ (553,512)       $  (407,024)
                                                    ==============     ============        ==============     ==============

Income (loss) per common share                         $    (0.00)      $     0.02            $    (0.07)       $     (0.05)
                                                    ==============     ============        ==============     ==============
Weighted average common
   shares outstanding                                   7,958,058        7,958,058             7,958,058          7,958,058


See accompanying notes to condensed financial statements.

                             ITEC Attractions, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                  June 30,
                                                                                        2005                  2004
                                                                                   ---------------       ---------------
Cash flows from operating activities:
   Net loss                                                                      $       (553,512)     $       (407,024)
     Items not requiring(providing) cash:
      Depreciation and amortization                                                       287,377               268,652
      Gain on derivative financial instrument                                            (100,790)             (162,665)
      Changes in:
        Accounts receivable                                                               (35,036)              (41,065)
        Inventories                                                                      (151,221)             (146,790)
        Prepaid expenses and deposits                                                    (131,204)             (100,309)
        Prepaid leases                                                                     80,619                80,619
        Accounts payable and other accrued expenses                                       355,315               253,162
                                                                                   ---------------       ---------------
                         Net cash used in operating activities                           (248,452)             (255,420)
                                                                                   ---------------       ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                                    (173,251)             (120,570)
                                                                                   ---------------       ---------------
                         Net cash used in investing activities                           (173,251)             (120,570)
                                                                                   ---------------       ---------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                (4,408,073)              (71,745)
   Payment on termination of  derivative financial instrument                            (138,700)                    -
   Proceeds from issuance of  long-term debt                                            4,591,727                     -
                                                                                   ---------------       ---------------
                        Net cash provided by (used in) financing activities                44,954               (71,745)
                                                                                   ---------------       ---------------

Decrease in cash                                                                         (376,749)             (447,735)

Cash at beginning of period                                                               774,159               648,307
                                                                                   ---------------       ---------------

Cash at end of period                                                            $        397,410      $        200,572
                                                                                   ===============       ===============

Supplemental cash flow information:
  Cash paid during the period for interest                                       $        293,244      $        239,484



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

The following table presents financial information by operating segment for the six months ended June 30, 2005 and 2004.

Six months ended               Theater and        Food        Retail
June 30, 2005                  Concessions      Service      Services        Corporate         Total
------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                   $1,542,630     $1,352,365     $671,615                 -          $3,566,610

Operating income (loss)          501,000        142,386       94,695        (1,056,352)           (318,271)

Interest  income                       -              -            -             4,275               4,275

Interest expense                       -              -            -           239,516             239,516

Depreciation and amortization     96,299         47,018       17,727           126,269             287,377

Income tax benefit                     -              -            -                 -                   -

Capital expenditures               3,105         55,849       47,105            67,192             173,251

Total assets                    $517,696       $517,693     $489,426        $6,504,624          $8,029,439

                                       4


Six months ended               Theater and        Food        Retail
June 30, 2004                  Concessions      Service      Services      Corporate         Total
------------------------------------------------------------------------------------------------------------

Sales to unaffiliated
  customers                   $1,648,606     $1,362,791     $640,984                 -          $3,642,381

 Operating income (loss)         567,045        134,767       36,949          (908,673)           (169,911)

Interest income                        -              -            -               812                 812

Interest expense                       -              -            -           237,925             237,925

Depreciation and amortization     88,895         50,951         9,786          119,020             268,652

Income tax benefit                     -              -            -                 -                   -

Capital expenditures               8,825         10,765       69,248            31,732             120,570

Total assets                  $  673,037    $   555,240     $462,878        $6,522,246          $8,213,401



NOTE 3.  DERIVATIVE FINANCIAL INSTRUMENT

The derivative financial instrument held by the Company was an interest rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate on the Company's term note with the Bank, which is due June 2013, at 10.4% through April 1, 2006. The Company's derivative instrument is recorded at its fair value with changes in fair value included in earnings. During the second quarter of 2005 the Company refinanced its debt with a new loan from Ozark Mountain Bank and the Company terminated its derivative financial instrument.

The fair value of the interest rate swap agreement was determined by obtaining a price quote from dealer in such agreements using their proprietary pricing model for similar transactions. Since the swap effectively fixed a variable rate instrument, its value had declined significantly in value in prior years due to a declining interest rate environment. As rates rise and the term of the swap narrows, the instrument regains value, resulting in recognition of gain. The Company recognized a gain on the derivative financial instrument of $29,867 and $142,837 for the quarters ended June 30, 2005 and 2004, respectively, and a gain of $100,790 and $162,665 during the six months ended June 30, 2005 and 2004, respectively.

NOTE 4. LONG-TERM DEBT

On May 18, 2005 the Company refinanced its existing long-term debt with a $4.5 million loan from Ozark Mountain Bank. The loan has a 20-year amortization, and is callable on its fifth anniversary at the lenders discretion, and bears interest at the prime rate, as published in the Wall Street Journal, plus 0.5%, adjusted as the prime rate changes from time to time. The repayment of the loan is secured by a first trust deed on the Company's properties. The refinancing also includes a $400,000 line of credit from Ozark Mountain Bank. The line of credit has a three year term and bears interest at the prime rate plus 0.5% the repayment of the line of credit is secured by a second trust deed on the Company's properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the condensed financial statements included elsewhere herein. Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including market conditions, competitive factors, seasonality and other variations in the entertainment industry and in Branson, Missouri specifically, the exhibition life of films, our ability to retain managerial and other personnel, and the other risks detailed from time to time in our SEC reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.

The Company operates an entertainment, gift shop and restaurant facility in Branson, Missouri and as such its products and service are discretionary expenditures subject to the risks and factors attendant to the discretionary segment of the economy.

The Company's facility includes (i) an IMAX giant screen theater, three 35mm theaters and a live performance theater; (ii) a family dining restaurant and food court with various fast food franchises; (iii) retail gift operations; and
(iv) retail space leased to third parties. The Company's revenues are generated by these same categories of its business, ie., ticket sales, food sales, gift sales and rental income. The revenues generated by each are primarily a function of the Company's ability to attract tourist visits to its facility.

The Company's customers consist primarily of tourist visitors to the community of Branson and thus the Company's business is subject to the risks and factors attendant to the vacation and travel industry. Branson must compete for tourist visits with all other destination and resort locations. Branson, like other resort locations, is subject to fluctuations in the tourism industry. And within the universe of resort locations, Branson must compete with all other resort locations for tourist visits. Branson has sought to identify itself with and to appeal to the "family values" segment of the traveling and vacationing public. The Company must not only consider its contribution to the overall draw of Branson to the traveling and vacationing public, but must also consider its relative appeal to tourist visitors of Branson in relation to all of the other attractions at Branson.

The Company's objectives with respect to each of its lines of business are to keep the films it exhibits and the live entertainment it offers current and fresh, provide quality food and service at its various eateries, stock merchandise which is appealing to tourist visitors and lease space to retailers that can contribute to the overall experience of the Company's facility.

Critical Accounting Policies and Estimates
------------------------------------------

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, long-lived assets and deferred tax assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our financial statements:

Revenue Recognition. Revenue from the sale of admission tickets, food purchases and retail merchandise are recognized when earned, which is generally simultaneous with receipt of payment. Returns of merchandise or refunds issued on admissions are recognized at the time the refund is made. Sale of gift certificates are recorded as deferred revenue until the certificate is redeemed. Revenue from lease of mall space is recognized evenly over the term of the lease.

Long-Lived Assets. At December 31, 2004 and June 30, 2005, long-lived assets represented 77% and 78%, respectively, of the Company's total assets. Long-lived assets consist of property and equipment. These assets are depreciated or amortized over their estimated useful life. The Company periodically reviews long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of such assets may not be recoverable. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. The Company also must estimate and make assumptions regarding the useful lives assigned to its long-lived assets. If these estimates, or their related assumptions, change in the future, the Company may be required to record impairment losses or change the useful life including accelerating depreciation or amortization for these assets.

Deferred Tax Assets and Liabilities. Provision for income taxes is based upon the Company's estimate of taxable income or loss for each respective accounting period. An asset or liability is recognized for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future periods when the reported amounts of assets are recovered or liabilities are settled. The Company regularly reviews its deferred tax assets to determine the amount that is more likely than not to be realized. When this amount is less than the deferred tax asset recorded, the Company records a valuation allowance to reduce the asset to its estimated realizable value. If the Company determined that it was not going to be able to fully realize its recorded deferred tax assets, it would make an adjustment to the valuation allowance. This would reduce net income in the period that the Company made its determination. Similarly, if the Company realized that it was going to be able to fully realize a deferred tax asset in excess of its net recorded value, net income would be increased in the period that the Company made its determination.

The Company also reviews its deferred tax liabilities on a regular basis to determine that the amount recorded is adequate to cover the expected reversal of temporary income tax liabilities. In the event that the amount recorded was less than adequate, the deferred tax liability would be increased to its estimated realizable value and net income would be decreased accordingly. In the event that the deferred tax liability was determined to be overstated, it would be reduced to its estimated realizable value and net income would increase accordingly.

The Company generally determines its effective tax rate by considering the statutory federal income tax rate, the statutory state and local tax rates (net of the federal income tax benefit) and any nondeductible expenses. This rate could also be affected by increases or decreases to deferred tax assets or liabilities as described above.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2005

                               6/30/2004  % of Revenue   6/30/2005  % of Revenue

Revenues                      $2,560,779       100.0%    $2,554,461       100.0%

Direct expenses                1,900,496        74.2%     1,857,202        72.7%

General and administrative       190,980         7.5%       228,461         8.9%

Advertising and marketing        228,502         8.9%       239,107         9.4%

Depreciation and amortization    136,581         5.3%       153,040         6.0%

Gain on derivative               142,837         5.6%        29,867         1.2%
  financial instrument

Other income (expense)          (118,885)        4.6%      (116,317)        4.6%

Net income (loss)                128,172         5.0%        (9,799)        0.4%

Revenues for the three months ended June 30, 2005 decreased 0.3 percent to $2,554,461 as compared to $2,560,779 for the prior period. The decrease is a result of a decrease in attendance at the IMAX theater.

Direct expenses were $1,857,202 for the three months ended June 30, 2005 representing 72.7% of revenues. This compares with direct expenses of $1,900,496 for the prior period, representing 74.2% of revenues. Direct operating expenses decreased by $43,294 over the prior period. The decrease is primarily attributable to a decrease in IMAX film royalties, gift shop expenses and the expenses of mall operations.

General and administrative expenses increased to $228,461 for the three months ended June 30, 2005 as compared to $190,980 for the prior period. This increase is attributed to an increase in salaries and payroll for the period.

Advertising and marketing expense was $239,107 for the three months ended June 30, 2005 compared to $228,502 for the prior period.

Depreciation and amortization expense was $153,040 for the three months ended June 30, 2005 compared to $136,581 for the prior period. The increase is attributable to capital expenditures made during the period.

The gain on derivative financial instrument reflects changes in the fair value of the Company's interest-rate swap agreement with Bank of America, N.A.which effectively fixes the interest rate of the Company's term note with the Bank. This derivative financial instrument was terminated during the period.

Other income (expense) was ($116,317) and ($118,885) for the three months ended June 30, 2005 and 2004, respectively. The greater part of these amounts was interest expense of $118,366 and $119,169 for the three months ended June 30, 2005 and 2004, respectively. This decrease in interest expense is related to the decrease in the principal balances outstanding of the Company's debt.

The Company's net income (loss) was ($9,799) for the three months ended June 30, 2005 compared to a net income of $128,172 for the prior period.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2005


                               6/30/2004  % of Revenue   6/30/2005  % of Revenue

Revenues                      $3,642,381      100.0%    $3,566,610       100.0%

Direct expenses                2,903,619       79.7%     2,828,529        79.3%

General and Administrative       414,182       11.4%       449,065        12.6%

Advertising and marketing        388,504       10.7%       420,700        11.8%

Depreciation and amortization    268,652        7.4%       287,377         8.1%

Gain on derivative               162,665        4.5%       100,790         2.8%
  financial instrument

Other income (expense)          (237,113)       6.5%      (235,241)        6.6%

Net income (loss)               (407,024)      11.2%      (553,512)       15.5%


Revenues for the six months ended June 30, 2005 decreased 2.0 percent to $3,566,610 as compared to $3,642,381 for the prior period. The decrease is a result of a decrease in attendance at the IMAX theater.

Direct expenses were $2,828,529 for the six months ended June 30, 2005 representing 79.3% of revenues. This compares with direct expenses of $2,903,619 for the prior period, representing 79.7% of revenues. Direct operating expenses decreased by $75,090 over the prior period. The decrease is primarily attributable to a decrease in theater and concession expenses and the expenses of mall operations.

General and administrative expenses increased to $449,065 for the six months ended June 30, 2005 as compared to $414,182 for the prior period. This increase is attributed to an increase in salaries and payroll for the period.

Advertising and marketing expense was $420,700 for the six months ended June 30, 2005 compared to $388,504 for the prior period.

Depreciation and amortization expense was $287,377 for the six months ended June 30, 2005 compared to $268,652 for the prior period. The increase is attributable to capital expenditures made during the period.

The gain on derivative financial instrument reflects changes in the fair value of the Company's interest-rate swap agreement with Bank of America, N.A. which effectively fixes the interest rate of the Company's term note with the Bank. This derivative financial instrument was terminated during the period.

Other income (expense) was ($235,241) and ($237,113) for the six months ended June 30, 2005 and 2004, respectively. The greater part of these amounts was interest expense of $239,516 and $237,925 for the six months ended June 30, 2005 and 2004, respectively. This decrease in interest expense is related to the decrease in the principal balances outstanding of the Company's debt.

The Company's net income (loss) was ($553,512) for the six months ended June 30, 2005 compared to a net income of ($407,024) for the prior period.

LIQUIDITY AND CAPITAL RESOURCES

As  of  June  30,  2005,  current  assets  totaled  $1,388,233,   while  current
liabilities  totaled $983,887.  The Company's current ratio at June 30, 2005 was
1.40 to 1.00.

As of June 30, 2005, the Company's working capital was $404,346 compared with working capital of $832,745 at December 31, 2004. The decrease in working capital is attributable primarily to a decrease in cash on hand and an increase in accounts payable.

Net cash used in investing activities for the period ended June 30, 2005 totaled $173,251, which is comprised of capital expenditures for property and equipment.

Net cash provided by financing activities for the period ended June 30, 2005 total $44,954, which represents the refinancing of the Company's long-term debt.

As of June 30, 2005, the Company has outstanding borrowings of $100,000 from Ms. Ann Bluto, a director of the Company. This loan bears interest at prime plus 2%. Proceeds from the loan were used to provide working capital for the Company.

Stockholders'   equity  decreased  from  $2,235,866  at  December  31,  2004  to
$1,682,353 at June 30, 2005, reflecting the net loss for the first six months of 2005.

Going forward, the Company expects to be able to finance its operations and immediate capital requirements from currently available cash and borrowing capacity, and cash flow from operations.

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term debt, capital lease obligations, and operating lease obligations as of June 30, 2005.

                                                    Less than                                After 5
                                      Total          1 year       2-3 Years     4-5 years      Years

Aggregate annual maturities         $4,747,217       192,053      $321,120      $304,243    $3,929,801
  of long-term debt

Payments on capital lease               46,707         7,539        35,276         3,892            -
  obligations

Future minimum rental                5,332,500        62,500        40,000        40,000    5,190,000
  payments under                   -----------      --------      --------      --------    ---------
  noncancellable operating
  leases

Totals                            $10,126,424       $262,092      $396,396      $348,135   $9,119,801
                                  -----------       --------      --------      --------   ----------

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

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected. Please refer to the "Management's Discussion and Analysis or Plan of Operation" that is found in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 for more details.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims, any obligations to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Operating Officer and Chief Financial Officer. Based upon that evaluation, the President and Chief Operating Officer along with the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's President and Chief Operating Officer along with the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

                  None

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  A. Exhibits:

                     10.21 Promissory Note dated May 18, 2005 in the principal amount of $4,500,000 and payable to Ozark Mountain Bank.

                     10.22 Leasehold Deed of Trust, Assignment of Rents and Leases and Security Agreement dated May 18, 2005 by and between the Company and Ozarks.

                     10.23 Commercial Pledge Agreement dated May 18, 2005 by and between the Company and Ozark Mountain Bank, securing the repayment of the Promissory Note.

                     10.24 Commercial Security Agreement dated May 18, 2005 by and between the Company and Ozark Mountain Bank, securing the repayment of the Promissory Note.

                     10.25 Revolving Note dated May 18, 2005 in the principal amount of $400,000 and payable to Ozark Mountain Bank.

                     10.26 Commercial Pledge Agreement dated May 18, 2005 by and between the Company and Ozark Mountain Bank, securing the repayment of the Revolving Note.

                     10.27 Commercial Security Agreement dated May 18, 2005 by and between the Company and Ozark Mountain Bank, securing the repayment of the Revolving Note.

                     31.1   Certification  of Chief Executive  Officer and Chief
                            Financial  Officer,   Paul  M.  Bluto,  pursuant  to
                            Section 3.02 of the Sarbanes-Oxley Act of 2002

                     32.1 Certification of Chief Executive Officer and Chief Financial Officer, Paul M. Bluto, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                            9.06 of the Sarbanes-Oxley Act of 2002.

                  B. Reports on Form 8-K: Filed June 29, 200 and reporting the approval by the Board of Directors of a reverse stock split transaction.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date        08/12/05                              /s/ Paul M. Bluto
            --------                              -----------------
                                                  Paul M. Bluto
                                                  Chairman and
                                                  Principal Financial Officer
                                                  Chief Executive Officer




Date       08/12/05                               /s/ Paul E. Rasmussen
           --------                               ---------------------
                                                  Paul E. Rasmussen
                                                  President
                                                  Chief Operating Officer