Form 10QSB
period 2005-09-30
ITEC ATTRACTIONS INC
filed 2005-11-21
CIK 875428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB




[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.      Yes X       No



The number of shares outstanding of the issuer's common stock, $.001 par value, as of November 7, 2005 is 7,747,717 shares.

Transitional Small Business Disclosure Format (check one): Yes        No X

                             ITEC Attractions, Inc.


                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                     Page Number

Condensed Consolidated Balance Sheet
  September 30, 2005    ..................................................    1


 Condensed Consolidated Statements of Operations
  Three and Nine Months Ended September 30, 2005 and 2004    .............    2

Condensed Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 2005 and  2004     .....................    3


Notes to Condensed Consolidated Financial Statements  ....................    4


Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations  .............................................    6


Item 3.  Controls and Procedures  ........................................   14


PART II.  OTHER INFORMATION.. ............................................   15

ITEC Attractions, Inc.

            Condensed Consolidated Balance Sheet
                         (Unaudited)


                                                                  September 30,
            ASSETS                                                    2005
                                                                ----------------

Current assets:
   Cash                                                         $       515,336
   Accounts receivable                                                  160,813
   Inventories                                                          543,176
   Prepaid expenses                                                     286,328
   Prepaid leases-current                                                50,617
                                                                ----------------

            Total current assets                                      1,556,270


Property and equipment, net of accumulated
    depreciation of $4,786,620                                        6,338,872
Prepaid leases-non current                                              354,321
Deposits                                                                 61,553
                                                                ----------------


            TOTAL ASSETS                                        $     8,311,016
                                                                ================

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $       430,518
   Accrued expenses                                                     346,999
   Current portion of long-term debt                                    209,379
                                                                ----------------

            Total current liabilities                                   986,896

Accrued lease expense                                                   690,261
Long-term debt                                                        4,832,654
Deferred revenue                                                         76,757
Deposits                                                                 12,400
                                                                ----------------

            Total liabilities                                         6,598,968
                                                                ----------------

Stockholders' equity
   Common stock, $.001 par value.  Authorized 40,000,000
      shares, issued and outstanding 7,747,717 shares                     7,747
   Additional paid-in capital                                        10,724,475
   Retained earnings (deficit)                                       (9,020,174)
                                                                ----------------

            Total stockholders' equity                                1,712,048
                                                                ----------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     8,311,016
                                                                ================

     See accompanying notes to condensed consolidated financial statements.

                             ITEC Attractions, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                     Three Months Ended                        Nine Months Ended
                                                        September 30,                             September 30,

                                                   2005               2004                   2005                  2005
                                               --------------     --------------        ---------------     --------------
Revenue:
     Theater and concession                    $   1,153,456      $   1,254,113         $    2,696,087      $    2,902,719
     Food service                                  1,160,254          1,103,130              2,512,619           2,455,920
     Gift shops                                      369,678            377,362                820,532             804,466
     Mall operations                                 137,962            145,020                358,724             358,899
                                               --------------     --------------        ---------------     ---------------
                                                   2,821,350          2,879,625              6,387,962           6,522,004
                                               --------------     --------------        ---------------     ---------------
Direct Expense:
     Theater and concession                          674,040            753,830              1,715,669           1,835,390
     Food service                                    964,061            853,284              2,174,040           2,071,307
     Gift shops                                      270,226            263,581                643,513             638,166
     Mall operations                                 128,595            127,523                332,228             356,971
                                               --------------     --------------        ---------------     ---------------
                                                   2,036,922          1,998,218              4,865,450           4,901,836
                                               --------------     --------------        ---------------     ---------------

Gross Profit                                         784,428            881,407              1,522,512           1,620,168
                                               --------------     --------------        ---------------     ---------------

Operating Expense:
     General and administrative                      241,585            199,685                690,650             613,868
     Advertising and marketing                       228,547            229,572                649,248             618,075
     Depreciation and amortization                   141,555            137,617                428,933             406,268
     (Gain) on derivative financial instrument             -            (36,425)              (100,790)           (199,090)
                                               --------------     --------------        ---------------     ---------------
                                                     611,687            530,449              1,668,041           1,439,121
                                               --------------     --------------        ---------------     ---------------

Operating Income                                     172,741            350,958               (145,529)            181,047
                                               --------------     --------------        ---------------     ---------------
Other Income (Expense):
     Interest income                                   3,737              1,190                  8,012               2,002
     Interest expense                                (89,994)          (118,488)              (329,511)           (356,414)
                                               --------------     --------------        ---------------     ---------------
        Other Income (Expense), net                  (86,257)          (117,298)              (321,499)           (354,412)
                                               --------------     --------------        ---------------     ---------------
        Net Income (Loss)                      $      86,484      $     233,660         $     (467,028)     $     (173,365)
                                               ==============     ==============        ===============     ===============


Income (loss) per common share                 $        0.01      $        0.03         $       ( 0.06)     $        (0.02)
                                               ==============     ==============        ===============     ===============
Weighted average common
   shares outstanding                              7,931,445          7,937,638              7,935,550           7,937,638


     See accompanying notes to condensed consolidated financial statements.

                             ITEC Attractions, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        2005                  2004
                                                                                   ---------------       ---------------
Cash flows from operating activities:
   Net loss                                                                        $     (467,028)       $     (173,365)
     Items not requiring(providing) cash:

     Depreciation and amortization                                                        428,933               406,268
     Gain on derivative financial instrument                                             (100,790)             (199,090)
     Changes in:
        Accounts receivable                                                               (74,816)               (3,815)
        Inventories                                                                      (157,049)             (180,552)
        Prepaid expenses and deposits                                                    (198,085)             (109,766)
        Prepaid leases                                                                    120,928                78,667
        Accounts payable and other accrued expenses                                       345,002               208,448
                                                                                   ---------------       ---------------
                         Net cash provided by (used in) operating activities             (102,904)               26,795
                                                                                   ---------------       ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                                    (392,192)             (163,778)
   Purchase and retirement of Company Stock                                               (56,792)
                                                                                   ---------------       ---------------
                         Net cash used in investing activities                           (448,984)             (163,778)
                                                                                   ---------------       ---------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                (4,444,962)             (103,982)
   Payment on termination of derivative financial instrument                             (138,700)
   Proceeds from issuance of long-term debt                                             4,876,727
                                                                                   ---------------       ---------------
                        Net cash provided by (used in) financing activities               293,065              (103,982)
                                                                                   ---------------       ---------------

Decrease in cash                                                                         (258,823)             (240,965)

Cash at beginning of period                                                               774,159               648,307
                                                                                   ---------------       ---------------

Cash at end of period                                                              $      515,336        $      407,342
                                                                                   ===============       ===============

Supplemental cash flow information:
  Interest paid                                                                    $      329,511        $      356,414


     See accompanying notes to condensed consolidated financial statements.

                             ITEC Attractions, Inc.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

ITEC Attractions, Inc. (formerly known as International Tourist Entertainment Corporation) (the "Company") commenced operations in October 1993. The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the Company. The results of operations for any interim period are not necessarily indicative of results for the respective full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of ITEC Attractions, Inc., and its wholly owned subsidiary, Branson Restaurants, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. OPERATING SEGMENTS

The Company operates in three business segments: 1) Theater and concessions, 2) Food service, and 3) Retail services, which are organized around the types of products and services the Company provides.

The following table presents financial information by operating segment for the nine months ended September 30, 2005 and 2004.

Nine months ended             Theater and        Food          Retail
September 30, 2005            Concessions       Service       Services        Corporate           Total
---------------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                   $  2,696,087   $  2,512,619   $  1,179,256              -     $   6,387,962

Operating income (loss)            980,418        338,579        203,515     (1,668,041)         (145,529)

Interest  income                         -              -              -          8,012             8,012

Interest expense                         -              -              -        329,511           329,511

Depreciation and amortization      144,449         68,428         26,591        189,465           428,933

Capital expenditures                 3,105        305,030         47,105         69,952           425,192

Total assets                  $    542,769   $    689,985   $    493,461   $  6,584,801     $   8,311,016


Nine months ended             Theater and        Food          Retail
September 30, 2004            Concessions       Service       Services        Corporate           Total
---------------------------------------------------------------------------------------------------------

Sales to unaffiliated
  customers                   $  2,902,719   $  2,455,920   $  1,163,365              -     $   6,522,004

Operating income (loss)          1,067,329        384,613        168,226     (1,439,121)          181,047

Interest income                          -              -              -          2,002             2,002

Interest expense                         -              -              -        356,414           356,414

Depreciation and amortization      146,152         77,105         14,679        168,332           406,268

Capital expenditures                36,660         13,394         69,248         44,475           163,777

Total assets                  $    689,611   $    541,571   $    496,309   $  6,578,018     $   8,305,509


NOTE 3.  DERIVATIVE FINANCIAL INSTRUMENT

The Company held a derivative financial instrument in the form of an interest rate swap agreement with Bank of America, N.A. (the "Bank") to effectively fix the interest rate on the Company's term note with the Bank, which is due June 2013, at 10.4% through April 1, 2006. The Company's derivative instrument was recorded at its fair value with changes in fair value included in earnings. During the second quarter of 2005 the Company refinanced its debt with a new loan from Ozark Mountain Bank and the Company terminated its derivative financial instrument.

The fair value of the interest rate swap agreement was determined by obtaining a price quote from a dealer in such agreements using their proprietary pricing model for similar transactions. Since the swap effectively fixed a variable rate instrument, its value had declined significantly in value in prior years due to a declining interest rate environment. As rates rise and the term of the swap narrows, the instrument regains value, resulting in recognition of gain. The

Company recognized a gain on the derivative financial instrument of $0 and $36,425 for the quarters ended September 30, 2005 and 2004, respectively, and a gain of $100,790 and $199,090 during the nine months ended September 30, 2005 and 2004, respectively.

NOTE 4. LONG-TERM DEBT

On May 18, 2005 the Company refinanced its existing long-term debt with a $4.5 million loan from Ozark Mountain Bank. The loan has a 20-year amortization, and is callable on its fifth anniversary at the lenders discretion, and bears interest at the prime rate, as published in the Wall Street Journal, plus 0.5%, adjusted as the prime rate changes from time to time. The repayment of the loan is secured by a first trust deed on the Company's properties. In addition, the refinancing also includes a $400,000 Revolving Note from Ozark Mountain Bank. The Revolving Note has a three year term and bears interest at the prime rate plus 0.5%. The repayment of the Revolving Note is secured by a second trust deed on the Company's properties. The Bluto Family Trust has guaranteed the repayment of the first $1,000,000 of the Loan and the Revolving Note.

See Note 5 below for a discussion of the debt Branson Restaurants Inc., a wholly owned subsidiary, of the Company incurred to finance the purchase of equipment, payment of cost related to leasehold improvements and other pre-opening expenses for the Montana Mike's restaurant.

NOTE 5. ACQUISITION OF FRANCHISE

During the third quarter of 2005, the Company formed a wholly-owned subsidiary, Branson Restaurants, Inc. , which acquired a Montana Mike's family restaurant franchise and leased space for the operation of the restaurant franchise. Branson Restaurants, Inc. incurred debt in connection with the startup and commencement of operations of the restaurant franchise as follows: (i) $175,000 note payable to Banta Foods, Inc. bearing interest at 9% per annum and due in five years; (ii) $110,000 capital lease to Myer Development Co. for the acquisition of restaurant equipment from Myer Development Co. bearing interest at 7.5% per annum and amortized over five years but due on the earlier of three years or exercise of a lease purchase option by Branson Restaurants, Inc.; and
(iii) $42,000 note dated October 5, 2005 payable to Ozark Mountain Bank for the acquisition of signage for the restaurant franchise bearing interest at prime plus 0.5% and due in six years. The repayment of all debt has been guaranteed by the Company.

NOTE 6.  REPURCHASE OF SHARES

On September 27, 2005, the Company repurchased 210,341 shares of its common stock from Dynatronics Corporation at a price of $0.27 per share, for aggregate consideration of $56,792. The Company has also filed a Preliminary Information Statement and Schedule 13E-3 with the Securities and Exchange Commission in connection with a proposed amendment to its Articles of Incorporation to effectuate a 1-for-381,426 reverse stock split. Fractional shares will be redeemed for cash consideration of $0.27 per pre-split share. When the reverse stock split is completed, the Company will be a privately held company owned by Paul and Ann Bluto. The Company has recorded approximately $65,000 of prepaid expenses in connection with this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein. Except for the historical information contained herein, the matters discussed in this Quarterly Report are forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including market conditions, competitive factors, seasonality and other variations in the entertainment industry and in Branson, Missouri specifically, the exhibition life of films, our ability to retain managerial and other personnel, and the other risks detailed from time to time in our SEC reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.

The Company has filed a Preliminary Information Statement and Schedule 13E-3 with the Securities and Exchange Commission in connection with a proposed amendment to its Articles of Incorporation to effectuate a 1-for-381,426 reverse stock split. Fractional shares will be redeemed for cash consideration of $0.27 per pre-split share. When the reverse stock split is consummated, the Company will be a privately-held company owned by Paul and Ann Bluto, and it will terminate its periodic reporting obligations under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, it will terminate the registration of its common stock under Section 12(g) of the Exchange Act and it will terminate the quotation of its common stock on the OTC Bulletin Board.

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

On July 21, 2005, the Company acquired a Montana Mike's Steakhouse restaurant franchise from Stockade Franchising, LP. The Company formed a wholly-owned subsidiary named Branson Restaurants, Inc. which will operate the restaurant franchise. Montana Mike's is a family dining steakhouse with a wide variety of reasonably priced menu items. The initial franchise fee is $20,000, payable upon signing of the franchise agreement. The franchise royalty is 3% of net sales. The franchise has an initial term of 15 years. The obligations of Branson Restaurants, Inc. under the franchise agreement are guaranteed by the Company and by Paul and Ann Bluto.

On July 12, 2005 Branson Restaurants, Inc. entered into a lease agreement with option to purchase with Myers Development Co. for a restaurant facility formerly known as the Country Kitchen. The facility is located in Branson, Missouri, approximately two (2) miles from the Company's theater complex. The lease is for an initial term of 10 years, with two five-year renewal options. The lease provides for minimum rents of $90,000.00 per year, with percentage rents of 7.5% on the first $2,000,000 of Annual Gross Receipts and 5% on the Annual Gross Receipts in excess of $2,000,000. The lease includes a three-year option to purchase the premises at a price of $1,300,000 if purchased during the first two years and a price of $1,339,000 if purchased during the third year. The obligations of Branson Restaurants, Inc. under the lease are guaranteed by the Company. The restaurant opened to the public on October 18, 2005.

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

We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our financial statements:

Revenue Recognition. Revenue from the sale of admission tickets, food purchases and retail merchandise are recognized when earned, which is generally simultaneous with receipt of payment. Returns of merchandise or refunds issued on admissions are recognized at the time the refund is made. Sales of gift certificates are recorded as deferred revenue until the certificate is redeemed. Revenue from lease of mall space is recognized evenly over the term of the lease.

Long-Lived Assets. At December 31, 2004 and September 30, 2005, long-lived assets represented 77% and 80%, respectively, of the Company's total assets. Long-lived assets consist of property and equipment. These assets are depreciated or amortized over their estimated useful life. The Company periodically reviews long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of such assets may not be recoverable. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. The Company also must estimate and make assumptions regarding the useful lives assigned to its long-lived assets. If these estimates, or their related assumptions, change in the future, the Company may be required to record impairment losses or change the useful life including accelerating depreciation or amortization for these assets.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

                               9/30/2005     % of Revenue     9/30/2004    % of Revenue

Revenues                      $  2,821,350         100.0%   $  2,879,625         100.0%

Direct expenses                  2,036,922          72.1%      1,998,218          69.4%

General and administrative         241,585           8.6%        199,685           6.9%

Advertising and marketing          228,547           8.1%        229,572           8.0%

Depreciation and amortization      141,555           5.0%        137,617           4.7%

Gain on derivative                     ---             0%         36,425           1.3%
  financial instrument

Other income (expense)             (86,257)          3.1%       (117,298)          4.1%

Net income (loss)                   86,484           3.1%        233,660           8.1%

Revenues for the three months ended September 30, 2005 decreased 0.2% to $2,821,350 as compared to $2,879,625 for the same period in the prior year. The decrease is primarily a result of a decrease in attendance and revenue in the IMAX theater.

Direct expenses were $2,036,922 for the three months ended September 30, 2005 representing 72.1% of revenues. This compares with direct expenses of $1,998,218 for the same period in the prior year, representing 69.4% of revenues. This increase in direct expense as a percent of revenue is primarily related to pre-opening expenses of the Montana Mike's restaurant.

General and administrative expenses increased to $241,585 for the three months ended September 30, 2005 as compared to $199,685 for the same period in the prior year. This increase is attributed to an increase in salaries and payroll and an increase in legal and accounting fees for the period.

Advertising and marketing expense was $228,547 for the three months ended September 30, 2005 compared to $229,572 for the same period in the prior year.

Depreciation and amortization expense was $141,555 for the three months ended September 30, 2005 compared to $137,617 for the same period in the prior year. The increase is attributable to capital expenditures made during the period.

The gain on derivative financial instrument reflects changes in the fair value of the Company's interest-rate swap agreement with Bank of America, N.A.which effectively fixes the interest rate of the Company's term note with the Bank. This derivative financial instrument was terminated during the second quarter of

2005. Other income (expense) was ($86,257) and ($117,298) for the three months ended September 30, 2005 and 2004, respectively. The greater part of these amounts was interest expense of $89,994 and $118,488 for the three months ended September 30, 2005 and 2004, respectively. This decrease in interest expense is related to the refinancing of the Company's long term debt at a lower interest rate.

The Company's net income was $86,484 for the three months ended September 30, 2005 compared to a net income of $233,660 for the same period in the prior year.


Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004


                               9/30/2005     % of Revenue    9/30/2004     % of Revenue

Revenues                      $  6,387,962         100.0%   $  6,522,004         100.0%

Direct expenses                  4,865,450          76.2%      4,901,836          75.1%

General and Administrative         690,650          10.9%        613,868           9.4%

Advertising and marketing          649,248          10.1%        618,075           9.5%

Depreciation and amortization      428,933           6.7%        406,268           6.2%

Gain on derivative                 100,790           1.6%        199,090           3.0%
  financial instrument

Other income (expense)            (321,499)          5.0%       (354,412)          5.4%

Net income (loss)                 (467,028)          7.3%       (173,365)          2.7%


Revenues for the nine months ended September 30, 2005 decreased 2.0 percent to $6,387,962 as compared to $6,522,004 for the same period in the prior year. The decrease is a result of a decrease in attendance and revenue in the IMAX theater. Most other segments of the Company's operation experienced a modest increase in revenues during the period.

Direct expenses were $4,865,450 for the nine months ended September 30, 2005 representing 76.2% of revenues. This compares with direct expenses of $4,901,836 for the same period in the prior year, representing 75.1% of revenues. Direct operating expenses decreased by $36,386 over the same period in the prior year. The decrease is primarily attributable to a decrease in theater and concession expenses and the expenses of mall operations. These decreases were partially offset by pre-opening expenses for the Montana Mike's restaurant.

General and administrative expenses increased to $690,650 for the nine months ended September 30, 2005 as compared to $613,868 for the same period in the prior year. This increase is attributed to an increase in salaries and payroll and an increase in legal and accounting fees for the period.

Advertising and marketing expense was $649,248 for the nine months ended September 30, 2005 compared to $618,075 for the same period in the prior year.

Depreciation and amortization expense was $428,933 for the nine months ended September 30, 2005 compared to $406,268 for the same period in the prior year. The increase is attributable to capital expenditures made during the period.

The gain on derivative financial instrument reflects changes in the fair value of the Company's interest-rate swap agreement with Bank of America, N.A. which effectively fixes the interest rate of the Company's term note with the Bank. This derivative financial instrument was terminated during the second quarter of 2005.

Other income (expense) was ($321,499) and ($354,412) for the nine months ended September 30, 2005 and 2004, respectively. The greater part of these amounts was interest expense of $329,511 and $356,414 for the nine months ended September 30, 2005 and 2004, respectively. This decrease in interest expense is related to refinancing of the Company's long term debt at a lower rate.

The Company's net loss was $467,028 for the nine months ended September 30, 2005 compared to a net loss of $173,365 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, current assets totaled $1,556,270, while current liabilities totaled $986,896. The Company's current ratio at September 30, 2005 was 1.57 to 1.00.

Net cash used in investing activities for the period ended September 30, 2005 totaled $448,984, which is comprised of capital expenditures for property and equipment, the purchase and retirement of shares, and restaurant equipment and leasehold improvement cost associated with the Montana Mike's restaurant.

Net cash provided by financing activities for the period ended September 30, 2005 total $293,065, which represents the refinancing of the Company's long-term debt and the debt incurred as described below, to finance the acquisition of restaurant equipment and pay for leasehold improvements for the Montana Mike's restaurant and the payment of principal payments due during the period.

During the quarter, the Company's wholly-owned subsidiary incurred debt in connection with the startup and commencement of operations of a Montana Mike's family restaurant franchise as follows: (i) $175,000 note payable to Banta
Foods, Inc. bearing interest at 9% per annum and due in five years; (ii) $110,000 capital lease to Myer Development Co. for the acquisition of restaurant equipment from Myer Development Co. bearing interest at 7.5% per annum and amortized over five years but due on the earlier of three years or exercise of a lease purchase option by Branson Restaurants, Inc.; and (iii) $42,000 note dated October 5, 2005 payable to Ozark Mountain Bank for the acquisition of signage for the restaurant franchise bearing interest at prime plus 0.5% and due in six years. The repayment of all debt has been guaranteed by the Company.

As of September 30, 2005, the Company has outstanding borrowings of $100,000 from Ms. Ann Bluto, a director of the Company. This loan bears interest at prime plus 2%. Proceeds from the loan were used to provide working capital for the Company.

Stockholders'   equity  decreased  from  $2,235,866  at  December  31,  2004  to
$1,712,048 at September 30, 2005, reflecting the net loss for the first nine months of 2005 and the purchase and retirement of shares.

Going forward, the Company expects to be able to finance its operations and immediate capital requirements from currently available cash and borrowing capacity, and cash flow from operations.

Contractual Obligations and Commercial Commitments

The following table summarizes our long-term debt, capital lease obligations, and operating lease obligations as of September 30, 2005.


                                               Less than                                       After 5
                                 Total         1 year        2-3 Years      4-5 years          Years

Aggregate annual maturities   $  4,892,499   $    196,693   $    461,762   $    304,243     $   3,929,801
  of long-term debt

Payments on capital lease          149,534         12,686        132,956          3,892                 -
  obligations

Future minimum rental            6,232,500        103,750        220,000        220,000         5,688,750
  payments under
  noncancellable operating
  leases

Totals                        $ 11,274,533   $    313,129   $    814,718   $    528,135     $   9,618,551


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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management has evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded, subject to the following paragraphs, that, as of September 30, 2005, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to September 30, 2005, it was determined that the Company did not have adequate controls in place to properly record capital transactions that had occurred in the third quarter of 2005 in accordance with generally accepted accounting principles. During the third quarter of 2005 the Company redeemed 210,341 shares of its common stock for $0.27 per share from Dynatronics Corporation. This was a redemption of all of the Company's stock owned by Dynatronics Corporation. The Chairman of Dynatronics Corporation, Mr. Kelvyn H. Cullimore, Jr. is a member of the Company's Board of Directors. However, the transaction was not properly recorded at the time it occurred. This was determined to be a significant deficiency. The transaction has now been properly recorded. No financial statements of the Company have been filed or released with any improper reporting of this transaction.

Subsequent to September 30, 2005, it was determined that the Company did not have adequate controls in place to properly record accrued lease expense and the corresponding liability in connection with an operating lease entered into during the third quarter of 2005 by the Company's wholly-owned subsidiary, Branson Restaurants, Inc. in accordance with generally accepted accounting principles. During the third quarter of 2005, Branson Restaurants, Inc. leased a facility for the operation of a Montana Mike's Steakhouse restaurant. The lease provided that the first two months were rent free. However, the transaction was not properly recorded at the time it occurred. This was determined to be a significant deficiency. The transaction has now been properly recorded. No financial statements of the Company have been filed or released with any improper reporting of this transaction.

The Company has taken steps to correct these significant deficiencies by adopting a policy of engaging professional consultants with enhanced financial accounting and reporting experience in connection with transactions of a nonrecurring nature. The Company will continue to evaluate these significant deficiencies and will take all necessary action to correct the internal control deficiencies so identified. The Company will also further develop and enhance its internal control policies, procedures, systems and staff to allow it to mitigate the risk that material accounting errors might go undetected and be included in its financial statements.

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

              None

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              None

Item 5.       Other Information
              -----------------

              None

Item 6.       Exhibits and Reports on Form 8-K
              ---------------------------------

              A.     Exhibits:

              10.21 Lease Agreement with Option to Purchase dated July 12, 2005 between Branson Restaurants, Inc. and Myers Development Co. (Incorporated by reference to Form 8-K filed October 7,
                     2005).

              10.22 Franchise Agreement dated July 21, 2005 between Branson Restaurants, Inc. and Stockade Franchising, LP. (Incorporated by reference to Form 8-K filed October 7,
                     2005).

              10.23  Promissory  Note of the  Company  dated May 18, 2005 in the
                     principal   amount  of  $4,500,000  and  payable  to  Ozark
                     Mountain Bank.

              10.24 Leasehold Deed of Trust, Assignment of Rents and Leases and Security Agreement of the Company dated May 18, 2005 to Ozark Mountain Bank.

              10.25 Commercial Pledge Agreement dated May 18, 2005 by and between the Company and Ozark Mountain Bank, securing the repayment of the Revolving Note.

              10.26 Commercial Security Agreement dated May 18, 2005 by and between the Company and Ozark Mountain Bank, securing the repayment of the Promissory Note.

              10.27 Guaranty of Paul M. Bluto and L. Ann Bluto, Trustees of the Bluto Family Trust dated February 28, 2002, dated May 18, 2005 to Ozark Mountain Bank of the Promissory Note.

              10.28 Revolving Note of the Company dated May 18, 2005 in the principal amount of $400,000 and payable to Ozark Mountain Bank.

              10.29 Commercial Pledge Agreement dated May 18, 2005 by and between the Company and Ozark Mountain Bank, securing the repayment of the Revolving Note.

              10.30 Commercial Security Agreement dated May 18, 2005 by and between the Company and Ozark Mountain Bank securing the repayment of the Revolving Note.

              10.31 Guaranty of Paul M. Bluto and L. Ann Bluto, trustees of the Bluto Family Trust dated February 28, 2002, dated May 18, 2005 to Ozark Mountain Bank of the repayment of the Revolving Note.

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

              B. Reports on Form 8-K: The Company filed a Current Report on Form 8-K on October 7, 2005 reporting the acquisition of a restaurant franchise.



                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date       11/21/05                       /s/ Paul M. Bluto
           --------                       -----------------
                                             Paul M. Bluto
                                             Chairman and
                                             Principal Financial Officer
                                             Chief Executive Officer




Date      11/21/05                        /s/ Paul E. Rasmussen
          --------                        ---------------------
                                             Paul E. Rasmussen
                                             President
                                             Chief Operating Officer